Form 10-Q
period 2025-06-30
Bally's Chicago, Inc.
filed 2025-09-26
CIK 1935799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-283772
Bally’s Chicago, Inc.
(Exact name of registrant as specified in its charter)

Delaware			88-2870098
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
100 Westminster Street	Providence,	RI	02903
(Address of principal executive offices)			(Zip Code)

(401) 475-8474
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A-1 common stock, par value $0.001 per share	N/A	N/A
Class A-2 common stock, par value $0.001 per share	N/A	N/A
Class A-3 common stock, par value $0.001 per share	N/A	N/A
Class A-4 common stock, par value $0.001 per share	N/A	N/A
Class B common stock, par value $0.001 per share	N/A	N/A
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes      No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of August 31, 2025, the registrant had 2,426 shares of Class A-1 common stock, 489 shares of Class A-2 common stock, 322 shares of Class A-3 common stock, 3,774 shares of Class A-4 common stock, and 30,000 shares Class B common stock outstanding.

Bally’s Chicago, Inc.

PART I - Financial Information
Item 1. Financial Statements
BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	June 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Assets
Cash	$13,427	$14,519
Accounts receivable, net	2,261	1,470
Inventory	2,104	2,748
Prepaid expenses and other current assets	2,075	4,323
Due from related party (Bally’s Corporation)	974	974
Total current assets	20,841	24,034
Property and equipment, net	272,217	172,747
Right of use assets, net	266,217	209,977
Goodwill	105,551	—
Intangible assets, net	311,653	186,221
Other assets	11,149	6,926
Total assets	$987,628	$599,905
Liabilities, Redeemable Non-controlling Interest, and Stockholders’ Deficit
Current portion of lease liabilities	$4,667	$4,323
Accounts payable	35,489	11,397
Accrued and other current liabilities	33,922	12,563
Promissory notes to related party (Bally’s Corporation) (Note 3)	702,341	675,528
Due to related party (Bally's Corporation) (Note 3)	1,048	416
Total current liabilities	777,467	704,227
Long-term portion of lease liabilities	263,012	206,297
Subordinated loans due to related party (Bally’s Corporation) (Note 3)	16,475	—
Deferred tax liability	5,924	—
Total liabilities	1,062,878	910,524
Commitments and contingencies (Note 12)

Redeemable non-controlling interest	718,443	—

Stockholders’ deficit:
Common stock, $0.01 par value no shares authorized, issued or outstanding as of June 30, 2025 (Successor); 100 shares authorized, issued and outstanding as of December 31, 2024 (Predecessor)	—	—
Class A common stock, $0.001 par value, 4,300 shares authorized, and 3,326 shares issued and outstanding as of June 30, 2025 (Successor); Class B common stock, $0.001 par value, and 30,000 shares authorized, issued and outstanding as of June 30, 2025 (Successor)	—	—
Additional paid-in-capital	66,861	974
Accumulated deficit	(860,554)	(311,593)
Total stockholders’ deficit	(793,693)	(310,619)
Total liabilities, redeemable non-controlling interest, and stockholders’ deficit	$987,628	$599,905
See accompanying notes to condensed consolidated financial statements.

BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Successor		Predecessor
	Three Months Ended June 30, 2025	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue:
Gaming	$31,083	$47,018	$10,353	$29,425	$57,616
Non-gaming	3,278	5,139	1,134	3,219	6,550
Total revenue	34,361	52,157	11,487	32,644	64,166

Operating costs and expenses:
Gaming	17,646	25,803	6,039	14,772	29,244
Non-gaming	3,453	4,915	1,260	1,855	3,796
General and administrative	19,717	29,913	8,946	14,682	29,923
Management fees to Bally's Corporation	15,000	23,871	6,129	15,000	30,000
Depreciation and amortization	8,497	13,339	1,985	4,793	9,070
Total operating costs and expenses	64,313	97,841	24,359	51,102	102,033
Loss from operations	(29,952)	(45,684)	(12,872)	(18,458)	(37,867)

Other income (expense):
Interest income	—	—	—	702	1,395
Interest expense, net of amounts capitalized	248	—	—	(2,508)	(5,341)
Total other income (expense), net	248	—	—	(1,806)	(3,946)

Loss before income taxes	(29,704)	(45,684)	(12,872)	(20,264)	(41,813)
Benefit for income taxes	—	—	—	—	—
Net loss	$(29,704)	$(45,684)	$(12,872)	$(20,264)	$(41,813)
Net loss attributable to redeemable non-controlling interest	(25,944)	(31,557)	—	—	—
Net loss attributable to Bally’s Chicago, Inc.	$(3,760)	$(14,127)	$(12,872)	$(20,264)	$(41,813)

Basic loss per share	$(1,426)	$(6,772)	$(128,720)	$(202,640)	$(418,130)
Weighted average common shares outstanding, basic	2,636	2,086	100	100	100
Diluted loss per share	$(1,426)	$(6,772)	$(128,720)	$(202,640)	$(418,130)
Weighted average common shares outstanding, diluted	2,636	2,086	100	100	100
See accompanying notes to condensed consolidated financial statements.

BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (unaudited)
(In thousands, except share data)

Predecessor
	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Shares Outstanding	Amount
Balance as of December 31, 2024 (Predecessor)	100	$—	$974	$(311,593)	$(310,619)
Net loss	—	—	—	(12,872)	(12,872)
Balance as of February 7, 2025 (Predecessor)	100	$—	$974	$(324,465)	$(323,491)

Successor
	Redeemable Non-controlling Interest	Common Stock Shares Outstanding			Common Stock Amount			Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
		Common Stock	Class A	Class B	Common Stock	Class A	Class B
Balance as of February 8, 2025 (Successor)	$—	100	—	—	$—	$—	$—	$974	$(91,682)	$(90,708)
Reorganization and Private Placement	750,000	(100)	3,985	30,000	—	—	—	82,362	(750,000)	(667,638)
Issuance of subordinated loans	—	—	(659)	—	—	—	—	(16,475)	—	(16,475)
Net loss	(5,613)	—	—	—	—	—	—	—	(10,367)	(10,367)
Balance as of March 31, 2025 (Successor)	744,387	—	3,326	30,000	—	—	—	66,861	(852,049)	(785,188)
Pushdown accounting adjustment	—	—	—	—	—	—	—	—	(4,745)	(4,745)
Net loss	(25,944)	—	—	—	—	—	—	—	(3,760)	(3,760)
Balance as of June 30, 2025 (Successor)	$718,443	—	3,326	30,000	$—	$—	$—	$66,861	$(860,554)	$(793,693)

Predecessor
	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Shares Outstanding	Amount
Balance as of December 31, 2023 (Predecessor)	100	$—	$974	$(73,463)	$(72,489)
Net loss	—	—	—	(21,549)	(21,549)
Balance as of March 31, 2024 (Predecessor)	100	$—	$974	$(95,012)	$(94,038)
Net loss	—	—	—	(20,264)	(20,264)
Balance as of June 30, 2024 (Predecessor)	100	$—	$974	$(115,276)	$(114,302)
See accompanying notes to condensed consolidated financial statements.

BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Successor	Predecessor
(in thousands)	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025	Six Months Ended June 30, 2024
Cash flows from operating activities:
Net loss	$(45,684)	$(12,872)	$(41,813)
Adjustments to reconcile net loss to net cash used in operating activities			—
Depreciation and amortization	13,339	1,985	9,070
Non-cash amortization of right of use assets	1,308	415	1,890
Bad debt expense	47	21	—
Change in operating assets and liabilities:
Accounts receivable	(1,036)	177	(137)
Inventory	363	281	(1,134)
Prepaid expenses and other current assets	2,180	68	5,015
Accounts payable	4,235	261	(560)
Current portion of lease liabilities	154	(1,986)	(1,863)
Accrued and other current liabilities	(6,518)	5,514	2,786
Net cash used in operating activities	(31,612)	(6,136)	(26,746)
Cash flows from investing activities:
Capital expenditures	(57,457)	(10,969)	(38,640)
Net cash used in investing activities	(57,457)	(10,969)	(38,640)
Cash flows from financing activities:
Financing from Bally's Corporation	94,974	22,622	63,993
Repayment of promissory notes to Bally’s Corporation	(83,776)	—	—
Stock issuance costs	(4,062)	(1,452)	(7)
Proceeds from Private Placement	13,151	—	—
Private Placement proceeds from Bally’s Corporation	63,625	—	—
Net cash provided by financing activities	83,912	21,170	63,986
Net change in cash and restricted cash	(5,157)	4,065	(1,400)
Cash and restricted cash, beginning of period	18,584	14,519	71,305
Cash and restricted cash, end of period	$13,427	$18,584	$69,905

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$—	$—	$5,341

Non-cash investing and financing activities:
Unpaid property and equipment	$53,639	$11,403	$13,918
Unpaid issuance costs	1,064	485	—
Issuance of subordinated loans to Bally’s Corporation	16,475	—	—
Issuance of redeemable non-controlling interest	750,000	—	—
Issuance of shares to Bally’s Corporation in lieu of promissory note repayment	6,325	—	—

See accompanying notes to condensed consolidated financial statements.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL INFORMATION
Description of Business
Bally’s Chicago, Inc. (the “Company”, “Bally’s Chicago”) was formed on May 24, 2022 and is a majority owned subsidiary of Bally’s Chicago Holding Company, LLC (the “Holding Company”), a wholly owned subsidiary of Bally’s Corporation. Bally’s Chicago is a gaming, hospitality and entertainment company with the singular focus of building and operating a world-class entertainment destination resort in Chicago, Illinois. The Company intends to provide both Chicago residents and business and leisure travelers visiting Chicago with physical and interactive entertainment and gaming experiences.
On June 9, 2022, a wholly-owned subsidiary of the Company, Bally’s Chicago Operating Company, LLC (the “Operating Company”), signed a host community agreement with the City of Chicago to develop a destination casino resort, to be named Bally’s Chicago, in downtown Chicago, Illinois that will include approximately 3,400 slot machines, 170 table games, 10 food and beverage venues, 500 hotel rooms, a 65,000 square foot entertainment and event center, a 20,000 square foot exhibition, outdoor music venue, 3,300 parking spaces and an outdoor green space. The project also provided the Company with the exclusive right to operate a temporary casino for up to three years while the permanent casino resort is constructed.
During construction of the permanent facility, the City of Chicago gave the Company the ability to build a temporary casino in downtown Chicago (the “Temporary Facility”). The Company opened the Temporary Facility situated in the location of the current Medinah Temple on September 9, 2023, which includes approximately 900 gaming positions and five food and beverage venues. The Company incurred approximately $70.0 million in costs in connection with the design and development of the temporary casino. The Company currently estimates the permanent casino (the “Permanent Facility”) construction to be materially completed by the third quarter of 2026 (Successor). However, there can be no assurances that the Company will be successful in so doing. Any increased construction costs could materially and adversely affect the return on the Company’s investments.
Bally’s Corporation
The Company’s public company parent, Bally’s Corporation (“Bally’s” or the “Parent”), is a global gaming, hospitality and entertainment company with a portfolio of casinos and resorts and online gaming businesses. Bally’s Corporation provides its customers with physical and interactive entertainment and gaming experiences, including traditional casino offerings, iCasino, online bingo games, sportsbook and free-to-play.
The Merger
On February 7, 2025 (the “Closing Date”), Bally’s Corporation completed a merger pursuant to which The Casino Queen & Entertainment Inc. (“Casino Queen”) and SG Parent LLC, which was majority-owned by funds managed by Standard General L.P. (“SG Parent”), Bally’s Corporation’s largest common stockholder, merged with Bally’s Corporation (the “Merger”). The Bally’s Corporation Merger with Casino Queen was accounted for as a transaction between entities under common control. The Merger resulted in a change in control of Bally’s Corporation due to SG Parent gaining control of Bally’s Corporation in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Bally’s Corporation elected to push down SG Parent’s basis in its net assets into its financial statements.
To better align the accounting and presentation with our public company parent, the Company has also determined that it will elect to apply pushdown accounting in these standalone financial statements. As a result of the application of pushdown accounting, these financial statements reflect the Company’s basis in the assets and liabilities of Bally’s Corporation, which were remeasured to fair value as of the Closing Date.
The financial information for the periods ended June 30, 2024, and the period from January 1 to February 7, 2025, reflect the historical cost basis of accounting for Bally’s Chicago, Inc., prior to the pushdown of the Merger. These are referred to as the “Predecessor periods.”

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The three months ended June 30, 2025, and the period from February 8 to June 30, 2025, are each termed the "Successor period." These periods reflects the costs, activities, and recognition of the Company’s assets and liabilities at their fair values due to pushdown accounting applied at the time of the Merger. The differences in accounting due to the acquisition method and the application of pushdown accounting mean the results of operations, cash flows, and financial information for the Successor period are not comparable to those of the Predecessor periods. A black line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods. Refer to Note 2 “Summary of Significant Accounting Policies” for further information on the Company’s basis of presentation and consolidation as a result of Bally’s transactions under the Merger.
Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time.
In accordance with ASC 205-40, Going Concern, (“ASC 205-40”) the Company evaluated the severity of the following adverse conditions that raise substantial doubt about its ability to continue as a going concern as of the date the accompanying financial statements were issued (the “issuance date”).
•The Company has incurred significant losses and negative cash flows from operations since its inception and expects to continue to incur such losses and negative cash flows for the foreseeable future. In this regard, the Company incurred a net loss and used net cash in its operations of approximately $45.7 million and $31.6 million, respectively for the period from February 8 to June 30, 2025 (Successor) and $12.9 million and $6.1 million, respectively, for the period from January 1 to February 7, 2025 (Predecessor). In addition, the Company has an accumulated deficit of $860.6 million and approximately $13.4 million of cash on hand as of June 30, 2025 (Successor). As a result, the Company has been dependent of Bally’s Corporation since its inception to fund substantially all of the Company’s obligations as they become due and expects to continue to remain dependent on such funding for the foreseeable future.
•As disclosed in Note 12 “Commitments and Contingencies”, the Company is subject to a number of contractual obligations and commitments associated with the operation of the Temporary Facility and construction of the Permanent Facility, which includes the total committed costs that are expected to be incurred to construct the Permanent Facility of approximately $0.9 billion over the next two years. Refer to Note 11 “Leases” for further information on the funding of the Permanent Facility construction.
•As of the issuance date, the Company did not have sufficient capital or available liquidity to fund the obligations and commitments that are expected to become due over the next twelve months beyond the issuance date. In particular, while the Temporary Facility commenced operations on September 9, 2023 (Predecessor), the Company has not yet generated an ongoing source of net cash inflows from operations that are sufficient to cover the cost of operating the Temporary Facility, as well as construction costs associated with the Permanent Facility that are expected to be incurred over the next twelve months beyond the issuance date.
In response to the foregoing adverse financial conditions, the Company obtained a letter of support whereby Bally’s Corporation has committed to fund all of the Company’s operating, investing, and financing activities through at least December 31, 2026 and has further committed not to make any decision or action that would reasonably be expected to negatively affect the Company’s ability to continue as a going concern through at least December 31, 2026.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for interim financial information, including Rule 10-01 of the SEC’s Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted. In the Company’s opinion, these condensed consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual financial statements for the year ended December 31, 2024 (Predecessor) included in the Form S-1/A, as filed with the SEC August 5, 2025.
We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.
Initial Public Offering and Concurrent Private Placement

On August 14, 2025, the Company’s completed its Initial Public Offering (the “IPO”) and simultaneous private offering (the “Concurrent Private Placement”). Refer to Note 16 “Subsequent Events” for further information.

Changes to Authorized Shares

On March 10, 2025 (Successor), in connection with the Company’s consummation of its private offering (the “Private Placement”) (described below), the Company amended its Certificate of Incorporation to establish Class A and Class B Interests of the Company’s common stock, and authorize the issuance of up to a total of 34,300 shares of all classes in the Company.

The total number of shares of all classes of stock the Company is authorized to issue consists of the following: (i) 300 shares of Class A-1 common stock, with a par value of $0.001 per share (the “Class A-1 Interests”); (ii) 300 shares of Class A-2 common stock, with a par value of $0.001 per share (the “Class A-2 Interests”); (iii) 200 shares of Class A-3 common stock, with a par value of $0.001 per share (the “Class A-3 Interests”); (iv) 3,500 shares of Class A-4 common stock, with a par value of $0.001 per share (the “Class A-4 Interests” and, together with Class A-1 Interest, Class A-2 Interests, and Class A-3 Interests, the “Class A Interests”); and (v) 30,000 shares of Class B common stock, with a par value of $0.001 per share (the “Class B Interests”). Each Class A and Class B Interest entitles its holder to one vote per share, with no economic interest in the Company and shares of Class B Interests may only be held by the Holding Company.

Upon the effectiveness of the amended Certificate of Incorporation, each share of the Company’s 100 common shares outstanding was reclassified into 300 shares of Class B Interests, for a total of 30,000 Class B Interests outstanding.

In connection with the Company’s IPO and Concurrent Private Placement on August 14, 2025, the Company amended its Certificate of Incorporation, authorizing the issuance of additional Class A shares. Refer to Note 16 “Subsequent Events” for further information.

Reorganization and Private Placement

On March 10, 2025 (Successor), as part of the Private Placement, the Company sold a total of 1,185 Class A Interests to certain accredited investors, raising $13.2 million in gross proceeds, consisting of the following share classes and price per share:

Share Class	Number of Shares	Price Per Share
Class A-1	272	$250
Class A-2	281	$2,500
Class A-3	171	$5,000
Class A-4	461	$25,000

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company also sold an additional 2,800 shares of Class A-4 Interests to the Holding Company at a purchase price of $25,000 per share. Consideration received from the Holding Company included cash of $63.7 million and $6.3 million of shares in lieu of payment on its outstanding promissory notes payable by the Company to the Holding Company.

In connection with the Private Placement, in March 2025 the Company also consummated a reorganization (the “Reorganization”), where it amended and restated its limited liability company agreement with the Operating Company, converting the Operating Company’s existing shares into LLC Interests and appointed the Company as the sole managing member of the Operating Company. As part of the reorganization, the Holding Company was issued 30,000 LLC interests in the Operating Company, valued at $750.0 million, or $25,000 per interest. The Company subsequently purchased 3,326 LLC interests from the Operating Company for a total purchase price of $83.2 million.

In connection with the Private Placement, the Company entered into a subordinated loan agreement with the Holding Company, pursuant to which the Holding Company made subordinated term loans (the “Subordinated Loans”), based on the number of Class A-1, A-2 and A-3 Interests sold in the Private Placement, to the Company totaling $16.5 million, which were funded through the Holding Company’s transfer of 659 Class A-4 shares back to the Company. Refer to Note 3 “Related Party Transactions” for further information.

As a result of the Private Placement and Reorganization, the Holding Company’s combined Class A-4 and Class B Interests give the Holding Company 96.4% of the voting power in the Company, and its LLC Interests give the Holding Company a 90.0% economic interest in the Operating Company. As a result of the Company’s IPO and Concurrent Private Placement on August 14, 2025, the Holding Company’s voting power in the Company and economic interest in the Operating Company were updated. Refer to Note 16 “Subsequent Events” for further information.

The Company as the sole managing member, operating as a holding company with its principal asset being the LLC interests, consolidates the Operating Company in accordance with ASC 810, Consolidation (“ASC 810”), recognizing the Holding Company’s 90% economic interest as a redeemable non-controlling interest in its financial statements. Refer to Note 14 “Redeemable Non-controlling Interest” for further information.

Cash

The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), the Company has cash of $13.4 million and $14.5 million, respectively, which was measured at fair value on a recurring basis and is classified within Level 1 of the fair value hierarchy.
Accounts Receivable
Accounts receivable consists of the following:

(in thousands)	June 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Gaming receivables	$1,576	$1,151
Non-gaming receivables	685	337
Accounts receivable	2,261	1,488
Less: Allowance for doubtful accounts	—	(18)
Accounts receivable, net	$2,261	$1,470
Advertising Expenses
The Company expenses advertising costs as incurred and is included in “General and administrative” on the condensed consolidated statements of operations. Advertising expense was $1.1 million for both the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor). Advertising expense was $1.6 million, $0.2 million and $3.8 million for period from February 8 to June 30, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor), respectively.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expansion Expenses

The Company expenses expansion costs as incurred. The Company defines expansion expenses as costs incurred in connection with the opening of a new facility or significant expansion of an existing property. Costs classified as expansion costs consist primarily of marketing, master planning, conceptual design fees and legal and professional fees that are not eligible for capitalization and are included in “General and administrative” on the condensed consolidated statements of operations. Expansion expenses for both the three months ended June 30, 2025 (Successor) and the three months ended June 30, 2024 (Predecessor) were $2.2 million. Expansion expenses for the period from February 8 to June 30, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor) were $2.7 million, $1.4 million, and $4.1 million, respectively.

Employee Benefit Plans

The Company participates in the Bally’s Corporation operates defined contribution plans covering its non-union employees and certain union employees, as well as multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union employees. The defined contribution plans allow for employee deferrals, which are matched at the Company’s discretion. Total employer contribution expense attributable to these plans was $0.4 million for the three months ended June 30, 2025 (Successor), $0.1 million for the period from January 1 to February 7, 2025 (Predecessor) and the three months ended June 30, 2024 (Predecessor). Additionally, the expense was $0.5 million, and $0.3 million for the period from February 8 to June 30, 2025 (Successor) and the six months ended June 30, 2024 (Predecessor), respectively.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share (EPS)
We have two classes of common stock in the form of Class A Interests and Class B Common Stock. Our Class A Interests are entitled to discretionary dividends, subject to the impact of liquidation and distribution priority of the subordinated loans on the Class A-1, Class A-2 and Class A-3 Interests. While the Class A-1 Interests and Class A-2 Interests are legally outstanding, they are not considered outstanding for accounting purposes, and are treated as equity classified warrants. Each of the respective Class A-3 and Class A-4 Interests represent different classes of common stock for the purposes of the Company’s earnings per share (“EPS”) computation. We apply the two-class method for purposes of calculating earnings per share of common stock for the Class A-3 and Class A-4 Interests. The two-class method determines earnings per share of common stock and participating securities according to dividends or dividend equivalents declared during the period and each security’s respective participation rights in undistributed earnings and losses. The number of Class A-3 Interests included in the denominator of the basic and diluted loss per share computation are the share equivalent number of partially paid Class A-4 share, as Class A-3 Interests are considered partially outstanding based on the proportion of amounts paid relative to the full value of a Class A-4 Interest. The Class B Common Stock do not have rights to participate in dividends or undistributed earnings, as such, have no impact on the Company’s computation of EPS.

Goodwill and Intangible Assets

Goodwill is tested for impairment on an annual basis in the fourth fiscal quarter, or sooner if an indicator of impairment occurs. To determine whether goodwill is impaired, the Company first assesses certain qualitative factors. Based on this assessment, if it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative analysis of the goodwill impairment test.

The Company’s intangible asset consists of the Chicago gaming license associated with its casino operations. Following the Merger, the Company’s gaming license is classified as finite-lived, and is being amortized over its estimated useful life.

For its finite-lived intangible asset, the Company establishes a useful life upon initial recognition based on the period over which the asset is expected to contribute to the future cash flow of the Company and periodically evaluates the remaining useful life to determine whether events and circumstances warrant a revision to the remaining amortization period. Finite-lived intangible assets are amortized over their remaining useful lives in a pattern in which the economic benefits of the intangible asset are consumed, which is generally on a straight-line basis. The Company reviews the carrying amount of its finite-lived intangible asset for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Should events and circumstances indicate finite-lived intangible assets may not be recoverable, the Company performs a test for recoverability whereby estimated undiscounted cash flows are compared to the carrying values of the assets. Should the estimated undiscounted cash flows exceed the carrying value, no impairments are recorded. If the undiscounted cash flows do not exceed the carrying values, an impairment is recorded based on the fair value of the asset.

3.    RELATED PARTY TRANSACTIONS
Operations, as well as assets and liabilities, directly associated with the business activity of the Company are included in the condensed consolidated financial statements. The condensed consolidated financial statements include fees paid in accordance with the corporate services agreement, as described in Note 12 “Commitments and Contingencies”, providing the Company with certain administrative and corporate services, beginning in September 2023 with the commencement of operations at the Temporary Facility. Additionally, the condensed consolidated financial statements include allocations of certain general, administrative, sales and marketing expenses from its Parent, which management believes is commensurate with services provided at fair value, of $15.0 million for the for the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), respectively, and $23.9 million, $6.1 million and $30.0 million for the period from February 8 to June 30, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor), respectively. These fees and allocated expenses are recorded within Management fees to Bally's Corporation on the condensed consolidated statements of operations. As of June 30, 2025 (Successor), there was a $1.0 million balance of Due to related party (Bally's Corporation) related to administrative expenses.

The Company is dependent on its Parent for a majority of its working capital and financing requirements, and none of its Parent’s cash, cash equivalents or debt has been assigned to Bally’s Chicago in the condensed consolidated financial statements. All expenses paid by Bally’s Corporation on the Company’s behalf are converted into promissory notes and reported within Promissory notes to related party (Bally’s Corporation) on the condensed consolidated balance sheet.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), promissory notes to related party (Bally’s Corporation) consisted of the following:

($ in thousands)	Loan Balance As of June 30, 2025 (Successor)	Loan Balance As of December 31, 2024 (Predecessor)	Due Date	Interest Rate
Promissory notes payable by Bally’s Chicago Operating Company, LLC:
Bally’s Chicago Holding Company, LLC(1)(2)	$695,199	$628,617	December 31, 2025	—%
Bally’s Management Group, LLC(1)(2)	—	40,573	December 31, 2025	—%
	$695,199	$669,190
Promissory notes payable by Bally’s Chicago Inc.:
Bally’s Chicago Holding Company, LLC(1)(2)	$7,142	$6,338	December 31, 2025	—%
Promissory notes payable to related party (Bally’s Corporation)	$702,341	$675,528
__________________________________
(1)    A wholly owned subsidiary of Bally’s Corporation.
(2)    Reclassified $53.9 million of promissory notes due to Bally’s Management Group, LLC to promissory notes due to Bally’s Chicago Holding Company during the period from February 8 to June 30, 2025 (Successor).

The Company’s promissory notes to related party (Bally’s Corporation) transactions consisted of the following:

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Promissory note additions	66,942	116,914	—	—	—
Promissory note payments(1)	7,000	90,101	—	—	—
Average aggregate balance	662,380	659,837	675,528	527,230	527,230
__________________________________
(1)    During the period from February 8 to June 30, 2025 (Successor), the Company used $76.8 million of cash proceeds from the Private Placement to pay down its promissory notes, and $6.3 million of shares were issued in lieu of payment on the promissory notes payable by the Company to the Holding Company.

Subordinated Loan Agreement

In connection with the Private Placement, the Company entered into a subordinated loan agreement with the Holding Company. Under this agreement, the Holding Company, as the lender, provided the Company, the borrower, with subordinated loans in various tranches and amounts. These amounts were determined by the total number of Class A-1, Class A-2 and Class A-3 Interests sold in the Private Placement. None of the investors purchasing Class A Interests in the Private Placement are a party to the subordinated loan agreement, are non-recourse to the holders of our Class A Interests.

In connection with the Company’s IPO and Concurrent Private Placement on August 14, 2025, the Company amended its subordinated loan agreement with the Holding Company. Refer to Note 16 “Subsequent Events” for further information.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company incurred the following subordinated loans for the Class A-1, Class A-2 and Class A-3 Interests sold in the Private Placement (in thousands, except per share data):

Share Class	Initial Loan per Share(1)	Total Subordinated Loans(2)
Class A-1	$24,750	$6,732
Class A-2	$22,500	6,323
Class A-3	$20,000	3,420
		$16,475
__________________________________
(1)    Each subordinated loan issued at annual interest rate of 11%, compounded quarterly, with no maturity date.
(2)    As of June 30, 2025 (Successor), total subordinated loans reflects the total original issuance and outstanding principal balance.

In accordance with the Company’s amended and restated certificate of incorporation, any cash available for distribution to the holders of Class A-1, Class A-2 and Class A-3 Interests must first be used to repay the principal and accrued interest on the corresponding subordinated loans. For the three months ended June 30, 2025 (Successor) and the period from February 8 to June 30, 2025, the Company incurred $0.3 million and $0.5 million, respectively, of interest expense related to the subordinated loans, which was recognized within Interest expense, net of amounts capitalized on the Company’s unaudited condensed consolidated statements of operations and capitalized as part of the development of the Permanent Facility (refer to Note 8 “Property and Equipment” for further information).

4.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Standards Implemented
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendments in this update enhance the disclosures required for significant segment expenses on an annual and interim basis. The guidance was applied retrospectively and effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company adopted this ASU as of December 31, 2024. Refer to Note 13 “Segment Reporting” for further information.
Standards to Be Implemented

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update align the requirements in the ASC to the Securities and Exchange Commission’s (“SEC”) regulations. The effective date for each amended topic in the ASC is the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently in the process of evaluating the impact of this amendment on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This update will be effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently in the process of evaluating the impact of this amendment on its condensed consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This amendment to the Codification removes references to various Concepts Statements. This update will be effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted if adopted as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of this amendment on its condensed consolidated financial statements and related disclosures.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. This update will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods in fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.

5.    REVENUE RECOGNITION
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, (“ASC 606”) which requires the revenue to be recognized when a performance obligation is satisfied by transferring the control of promised goods or services and is measured at the transaction price or the amount of consideration that the Company expects to receive through satisfaction of the identified performance obligations.
The Company generates revenue from three principal sources: (1) gaming, (2) food and beverage, and (3) other.
Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenue or operating expenses.
Performance Obligations

Retail gaming service contracts involving our casino, each have an obligation to honor the outcome of a wager and to pay out an amount equal to the stated odds, including the return of the initial wager, if the customer receives a winning hand. These elements of honoring the outcome of the hand of play and generating a payout are considered one performance obligation, with an additional performance obligation for those customers earning incentives under the Company’s player loyalty program.

Food and beverage and other services have been determined to be separate, stand-alone performance obligations and revenue is recognized as the good or service is transferred at the point in time of the transaction.
Transaction Price

The Company applies a practical expedient to account for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the impact on the condensed consolidated financial statements of applying the revenue recognition guidance to the portfolio would not differ materially from the application of an individual wagering contract. The transaction price for a retail gaming wagering contract is the difference between wins and losses, not the total amount wagered. In addition, in the event of a multi-stage contest, the Company will allocate transaction price ratably from contest start to the contest’s final stage.

The transaction price for food and beverage and other, is the net amount collected from the customer for such goods and services. The standalone selling price of these goods and services are determined based upon the actual retail prices charged to customers for those items.

Revenue Recognition

The allocated revenue for gaming wagers is recognized when the wagering occurs as all such wagers settle immediately. If a player wins the wager, the Company pays the player a pre-determined amount known as fixed odds, and its revenue is recognized as total wagers net of payouts made and incentives awarded to players. Food and beverage and other revenues are recognized at the time the goods are sold from Company-operated outlets.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Food and beverage	$1,257	1,956	443	$1,261	$2,450

The following table provides a disaggregation of total revenue:

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Gaming	$31,083	$47,018	$10,353	$29,425	$57,616
Non-gaming:
Food and beverage	2,570	4,010	868	2,514	5,114
Other	708	1,129	266	705	1,436
Total non-gaming revenue	3,278	5,139	1,134	3,219	6,550
Total revenue	$34,361	$52,157	$11,487	$32,644	$64,166

Contract Assets and Contract Related Liabilities
The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities. The Company’s receivables related to contracts with customers were $40.0 thousand and $0.1 million as of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively.
The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, advance deposits made for goods and services yet to be provided and unpaid wagers. All of the contract liabilities are short-term in nature and are included in Accrued and other current liabilities in the condensed consolidated balance sheet.
Loyalty program incentives earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for more than 12 months; therefore, the majority of these incentives outstanding at the end of a period will either be redeemed or expire within the next 12 months.
Unpaid wagers include the Company’s outstanding chip liability and unpaid slot tickets.
Liabilities related to contracts with customers as of June 30, 2025 (Successor) and December 31, 2024 (Predecessor) were as follows:

(in thousands)	June 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Unpaid wagers	$2,217	$1,541
Loyalty programs	259	51
Advanced deposits from customers	45	1
Total	$2,521	$1,593
The Company recognized revenue from loyalty program redemptions amounting to $0.2 million and $0.3 million for the three months ended June 30, 2025 (Successor) and the period from February 8 to June 30, 2025 (Successor), respectively. Additionally, the Company recognized $0.1 million for each of the following: the period from January 1 to February 7, 2025 (Predecessor), the three months ended June 30, 2024 (Predecessor) and the six months ended June 30, 2024 (Predecessor).

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    BUSINESS COMBINATIONS
The Merger & Pushdown Accounting
As described in Note 1 “General Information”, Bally’s elected to apply pushdown accounting at the time of the Merger, which resulted in the following assets and liabilities of the Company being measured and recognized at their fair values as of the Closing Date.

(in thousands)	February 7, 2025	Year to Date Adjustments	Preliminary as of June 30, 2025
Property and equipment, net	$183,121	$(4,745)	$178,376
Right of use assets, net	268,014	—	268,014
Goodwill	105,506	45	105,551
Intangible assets	318,600	—	318,600
Lease liabilities	(271,080)	3,066	(268,014)
Deferred tax liability	(5,924)	—	(5,924)
The purchase consideration in the Merger has been allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon their estimated fair values as of the Closing Date, with the excess of the purchase consideration over the aggregate net fair values recorded as goodwill, which is not deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, which consist primarily of a management team experienced in the gaming industry.
Accounts receivable, inventory, other assets, and current liabilities were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for property and equipment was based on an assessment of the assets' condition, as well as an evaluation of the current market value of such assets. The fair value of leasehold interests was estimated based on evaluating contractual rent payments relative to market rent giving consideration to the Company’s capitalization rates and rent coverage ratios, under the income method or by estimating the fee simple value and estimated rate of return, depending on the nature of the underlying leasehold interest.
The valuation of the gaming license intangible asset was determined using the Greenfield Method under the income approach. This method estimates isolated income that is properly attributable to a license based on modeling a hypothetical start-up company going into business without any other assets than the gaming license being valued and building a new casino with similar utility to the existing casino. Using this method, the valuation of the gaming license was dependent upon significant estimates such as projected revenues and cash flows, estimated construction costs, duration of that construction, expansion costs and appropriate discounting. Level 3 inputs used in estimating future cash flows included a terminal growth rate of 3% and a discount rate of 14.5%. Following the Merger, the gaming license was determined to be finite-lived, with an estimated useful life of 18 years.
The estimated fair values were based on assumptions that the Company believes are reasonable. As of June 30, 2025 (Successor), Bally’s Corporation is in the process of completing its valuation of tangible and intangible assets and the allocation of the purchase price to the assets acquired and liabilities assumed, including the goodwill allocation to reporting units, which will be completed once the valuation process has been finalized.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), prepaid expenses and other current assets was comprised of the following:

(in thousands)	June 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Prepaid marketing	$780	$468
Annual host community impact fees	670	2,667
Services and license agreements	561	743
Gaming taxes	62	390
Other	2	55
Total prepaid expenses and other current assets	$2,075	$4,323
8.    PROPERTY AND EQUIPMENT
As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), property and equipment was comprised of the following:

(in thousands)	June 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Leasehold improvements	$24,682	$42,513
Equipment	21,166	28,096
Furniture and fixtures	2,513	469
Construction in process	230,249	125,638
Total property and equipment	278,610	196,716
Less: Accumulated deprecation	(6,393)	(23,969)
Total property and equipment, net	$272,217	$172,747
Depreciation expense related to property and equipment was $4.1 million and $4.8 million for the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), respectively. Depreciation expense related to property and equipment was $6.4 million, $2.0 million and $9.1 million for the period from February 8 to June 30, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor), respectively.

As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), the vast majority of the Company’s Construction in process was attributable to the development of the Permanent Facility. During the three and six months ended June 30, 2024 (Predecessor), the Company capitalized $2.1 million and $3.9 million of interest, respectively. There was $0.5 million interest capitalized during the three months ended June 30, 2025 (Successor) and the period from February 8 to June 30, 2025 (Successor). There was no interest capitalized during the period from January 1 to February 7, 2025 (Predecessor).

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    GOODWILL AND INTANGIBLE ASSETS
In connection with the Merger, the Company recorded $105.6 million of Goodwill within its Permanent Casino reportable segment. Additionally, the Company recorded an increase of $132.4 million to Intangible assets, net related to the Company’s gaming license in Chicago in connection with the Merger. Refer to Note 6 “Business Combinations” for further information.

As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), the Company’s identifiable intangible assets consisted of the following:

(in thousands, except years)	Weighted Average Remaining life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2025 (Successor)
Gaming license	17.6	$318,600	$(6,947)	$311,653
Total intangible assets, net		$318,600	$(6,947)	$311,653

December 31, 2024 (Predecessor)
Gaming licenses	1.9	$250	$(29)	$221
Gaming licenses	Indefinite	186,000	—	186,000
Total intangible assets, net		$186,250	$(29)	$186,221
Amortization of intangible assets was approximately $4.4 million and $6.9 million for the three months ended June 30, 2025 (Successor) and the period from February 8 to June 30, 2025 (Successor), respectively. Amortization expense for the period from January 1 to February 7, 2025 (Predecessor) and the three and six months ended June 30, 2024 (Predecessor) was de minimus.
The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of June 30, 2025 (Successor):

(in thousands)
Remaining 2025	$8,850
2026	17,700
2027	17,700
2028	17,700
2029	17,700
Thereafter	232,003
Total	$311,653

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.    ACCRUED AND OTHER CURRENT LIABILITIES
As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), accrued liabilities consisted of the following:

(in thousands)	June 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Construction	$20,177	$2,089
Gaming liabilities	6,140	2,037
Compensation	2,318	2,369
Property taxes	2,146	2,246
Professional service fees	1,146	2,699
Legal	852	439
Other	1,143	684
Total accrued and other current liabilities	$33,922	$12,563

11.    LEASES

Operating Leases
As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), the Company had total operating lease liabilities of $267.7 million and $210.6 million, respectively, and right of use assets of $266.2 million and $210.0 million, respectively.
Components of lease expense included within “General and administrative” for operating leases during the three months ended June 30, 2025 (Successor), the three months ended June 30, 2024 (Predecessor), the period from February 8 to June 30, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the three months ended June 30, 2024 (Predecessor) are as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Operating lease cost	$6,187	$9,796	$2,560	$1,144	$2,289
Variable lease cost	41	61	14	6	23
Operating lease expense	6,228	9,857	2,574	1,150	2,312
Short-term lease expense	700	1,352	466	855	1,688
Total operating lease expense	$6,928	$11,209	$3,040	$2,005	$4,000
Supplemental cash flow and other information related to operating leases is as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$6,269	$9,919	$2,548	$1,166	$2,261

	June 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Weighted average remaining lease term	94.0 years	92.9 years
Weighted average discount rate	7.9%	9.9%

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2025 (Successor), future minimum lease payments under noncancellable operating leases are as follows:

(in thousands)
Remaining 2025	$12,322
2026	24,714
2027	20,094
2028	20,000
2029	20,000
Thereafter	1,837,667
Total lease payments	1,934,797
Less: present value discount	(1,667,118)
Lease obligations	$267,679
Pending Lease Transactions
On July 11, 2024 (Predecessor), the Company entered into a Binding Term Sheet to form a strategic construction and financing arrangement with GLP Capital, L.P. (“GLP”) which includes the funding to complete the construction of the Permanent Facility. GLP will amend the existing land lease through a new master lease agreement with the Company (“Chicago MLA”). The Chicago MLA includes annual rent of $20.0 million, subject to customary escalation provisions. The Chicago MLA also provides up to $940.0 million in construction financing, subject to conditions and approvals. The Company will pay additional rent under the Chicago MLA based on a 8.5% capitalization rate on funded amounts. The initial lease term for the Chicago MLA is 15 years and includes four, five year options to renew and is subject to annual escalation. On July 17, 2025, the Company signed the Chicago MLA with GLP. Refer to Note 16 “Subsequent Events” for further information.

12.    COMMITMENTS AND CONTINGENCIES
Community Host Agreement
As mentioned in Note 1 “General Information”, the Company signed a host community agreement with the City of Chicago to develop a Permanent Facility, Bally’s Chicago, for $1.34 billion. No assurance can be made that this estimate will not materially change during the development of the facility. As of June 30, 2025 (Successor), approximately $936.6 million of this commitment remains.

In connection with the entry into the host community agreement with the City of Chicago, the Company will is required to pay annual fixed host community impact fees of $4.0 million. Additionally, Bally’s Corporation provided the City of Chicago with a performance guaranty whereby Bally’s Corporation agreed to have and maintain available financial resources in an amount reasonably sufficient to allow the Company to complete its obligations under the host community agreement. Upon notice from the City of Chicago that the Company has failed to perform various obligations under the host community agreement, Bally’s Corporation has indemnified the City of Chicago against any and all liability, claim or reasonable and documented expense the City of Chicago may suffer or incur by reason of any nonperformance of any of the Company’s obligations. The guaranty will terminate two years after the later of (i) the date on which the Permanent Facility commences operations or (ii) the date on which Bally’s Chicago achieves final completion as defined in the host community agreement.

Casino Fees

Under the Illinois Gambling Act, the Company will be responsible to pay the Illinois Gaming Board a reconciliation fee payment three years after the date operations commenced (in a temporary or permanent facility) in an amount equal to 75% of the adjusted gross receipt (“AGR”) for the most lucrative 12-month period of operations, minus the amount equal to the initial payment per gaming position paid.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Corporate Services Agreement

The Company has a Corporate Services Agreement with Bally’s Corporation requiring a fixed monthly payment of $5.0 million, beginning with the commencement of operations at the Temporary Facility. The Corporate Services Agreement provides the Company with certain administrative and corporate services from Bally’s Management Group, LLC. These fixed payments are in addition to certain expenses such as personnel and administrative costs allocated to the Company, based on an estimated percentages of time spent on the Company’s activities by corporate employees. In accordance with the corporate services agreement, the Company recorded $15.0 million, $15.0 million, $23.9 million, $6.1 million and $30.0 million during the three months ended June 30, 2025 (Successor), the three months ended June 30, 2024 (Predecessor), the period from February 8 to June 30, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor), respectively, within Management fees to Bally's Corporation in the condensed consolidated statements of operations.

13.    SEGMENT REPORTING

During the third quarter of 2024, the Company updated its operating and reportable segments to align with how the business is being managed. A change in the way the Company’s chief operating decision maker makes operating decisions, assesses the performance of the business and allocates resources was driven by the Company taking possession of the land underlying the permanent casino project during the quarter. As a result of this segment re-alignment, the Company determined it had two operating and reportable segments: Temporary Casino and Permanent Casino. The “Other adjustments” include certain unallocated corporate operating expenses and other adjustments to reconcile to the Company’s consolidated results including, among other expenses, compensation for certain executives and other transaction costs. The prior year results presented below were reclassified to conform to the new segment presentation.

For the Temporary Casino operating segment, the Company’s measure of segment performance is Adjusted EBITDAR (defined below). Management believes segment Adjusted EBITDAR is representative of its ongoing business operations including its ability to service debt and to fund capital expenditures and its operations, in addition to it being a commonly used measure of performance in the gaming industry and used by industry analysts to evaluate operations and operating performance. For the Permanent Casino operating segment, the measure of segment performance is operating income (loss).

The Company’s chief operating decision maker (the “CODM”) is its President. Temporary Casino Adjusted EBITDAR and Permanent Casino operating income (loss) are utilized by the CODM to analyze and evaluate period-to-period performance of the business and are used as determining factors for performance-based compensation for members of the Company’s management.

The following table sets forth the measures of segment performance for the Company’s two reportable segments, reconciled to net loss on a consolidated basis. The Other adjustments category is included in the following table in order to reconcile the segment information to the Company’s unaudited condensed consolidated financial statements.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue
Temporary Casino	$34,361	$52,157	$11,487	$32,644	$64,166
Permanent Casino	—	—	—	—	—
Total revenue	$34,361	$52,157	$11,487	$32,644	$64,166

Permanent Casino Loss from Operations	$(11,220)	$(17,026)	$(3,536)	$(1,714)	$(3,203)

Temporary Casino Adjusted EBITDAR(1)	$1,615	$3,249	$(917)	$3,839	$5,677

Temporary Casino Operating costs and expenses excluded from Adjusted EBITDAR
Depreciation and amortization	(4,045)	(6,365)	(1,976)	(4,793)	(9,070)
Expansion costs(2)	—	—	—	(52)	(103)
Management fees to Bally's Corporation	(15,000)	(23,871)	(6,129)	(15,000)	(30,000)
Other expenses
Total other expense, net(3)	248	—	—	(1,806)	(3,946)
Other adjustments	(1,302)	(1,671)	(314)	(738)	(1,168)

Total Net loss	$(29,704)	$(45,684)	$(12,872)	$(20,264)	$(41,813)
__________________________________
(1)    Adjusted EBITDAR is defined as earnings, or loss, for the Temporary Casino before interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, expansion costs, management fees to Bally’s Corporation, rent expense from triple net operating leases, and certain other gains or losses.
(2)    The Company defines expansion expenses as costs incurred in connection with the opening of a new facility or significant expansion of an existing property. Costs classified as expansion consist primarily of marketing, master planning, conceptual design fees and legal and professional fees that are not eligible for capitalization and are included in “General and administrative” on the unaudited condensed consolidated statements of operations.
(3)    Total other expense, net includes primarily interest expense.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth significant segment expenses and other segment items by reportable segment (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2025	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Temporary Casino
Revenue	$34,361	$52,157	$11,487	$32,644	$64,166
Less: Segment expenses
Marketing costs	3,388	4,581	1,390	2,789	4,883
Gaming tax	9,502	14,370	3,271	9,246	18,161
Compensation	12,087	17,435	4,482	8,483	17,596
Casino property costs	3,989	5,738	590	2,608	4,938
General and administrative	2,400	4,391	770	1,862	3,695
Other segment items (1)	1,380	2,393	1,901	3,817	9,216
Temporary Casino EBITDAR	$1,615	$3,249	$(917)	$3,839	$5,677

Permanent Casino
Revenue	$—	$—	$—	$—	$—
Less: segment expenses
Expansion costs	1,772	2,237	1,348	1,714	3,203
Rent expense	4,996	7,815	2,179	—	—
Amortization of gaming license	4,452	6,974	9	—	—
Other segment items (1)	—	—	—	—	—
Permanent Casino Loss from Operations	$(11,220)	$(17,026)	$(3,536)	$(1,714)	$(3,203)
__________________________________
(1)    Other segment items includes Gaming and non-gaming expenses and certain other immaterial costs and allocations.

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Capital Expenditures
Temporary Casino	$973	$1,026	$—	$116	$139
Permanent Casino	33,543	56,431	10,969	20,930	38,501
Total	$34,516	$57,457	$10,969	$21,046	$38,640

(in thousands)	June 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Total assets
Temporary Casino	$68,585	$79,208
Permanent Casino	906,726	512,686
Other(1)	12,317	8,011
Total	$987,628	$599,905
__________________________________
(1)    Other primarily includes capitalized costs associated with the Company’s proposed initial public offering and certain other unallocated Corporate assets.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. REDEEMABLE NON-CONTROLLING INTEREST

In conjunction with the Reorganization, the Holding Company acquired 30,000 of the total issued and outstanding 33,326 LLC interests in the Operating Company, representing a 90% economic interest in the Operating Company. Pursuant to its limited liability company agreement with the Operating Company (the “LLC Agreement”), as amended and restated on March 10, 2025, upon a change in control event, the Company, as the sole managing member, may redeem all or a portion of the LLC interests along with an equal number of Class B interests in exchange for either (a) shares of Class A Interests in the Company; or, (b) at the election of the Company, an approximately equivalent amount of cash as determined pursuant to the terms of the LLC Agreement. In connection with such redemption, a corresponding number of shares of Class B interests held by the Holding Company will be cancelled. The cash redemption election is not considered to be within the control of the Company because the holders of Class B interests, the Holding Company, control the Company through direct representation on the Board of Directors.

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company presents the non-controlling interests in the Operating Company as redeemable non-controlling interest outside of permanent equity. Upon issuance of the Operating Company’s LLC interests to the Holding Company in March 2025, $750.0 million of redeemable non-controlling interest was recorded in accordance with ASC 480-10-S99. The consideration for the LLC interests issued by the Operating Company is in the form of a capital commitment, which is contingent on the occurrence of the Company’s equity issuance through public offering. As a result, concurrent with any future public offering, the Company will recognize a receivable as contra-mezzanine equity within its Redeemable non-controlling interest. As a result of the Company’s IPO and Concurrent Private Placement on August 14, 2025, the Holding Company’s voting power in the Company and economic interest in the Operating Company were updated. Refer to Note 16 “Subsequent Events” for further information.

The redemption of the non-controlling interest is tied to the occurrence of a contingent event, which is not considered probable as of June 30, 2025 (Successor), and as such, the redeemable non-controlling interests have not been subsequently remeasured.

Net loss attributable to redeemable non-controlling interest was $25.9 million and $31.6 million for the three months ended June 30, 2025 (Successor) and period from February 8 to June 30, 2025 (Successor), respectively. There was no net loss attributable to redeemable non-controlling interest for the period from January 1 to February 7, 2025 (Predecessor) or the three and six months ended June 30, 2024 (Predecessor).

As of June 30, 2025 (Successor), redeemable non-controlling interest was $718.4 million. There was no redeemable non-controlling interest as of December 31, 2024 (Predecessor).

15.    LOSS PER SHARE

The reconciliation of the weighted average shares outstanding for basic and diluted loss per share is as follows:

	Successor		Predecessor
(in thousands, except per share data)	Three Months Ended June 30, 2025	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net loss attributable to Bally's Chicago, Inc.	$(3,760)	$(14,127)	$(12,872)	$(20,264)	$(41,813)

Weighted average common shares outstanding, basic	2,636	2,086	100	100	100
Weighted average common shares outstanding, diluted	2,636	2,086	100	100	100

Per share data
Basic loss per share	$(1,426)	$(6,772)	$(128,720)	$(202,640)	$(418,130)
Diluted loss per share	$(1,426)	$(6,772)	$(128,720)	$(202,640)	$(418,130)

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
There were 690 Class A Interests that were considered anti-dilutive for the three months ended June 30, 2025 (Successor) and the period from February 8 to June 30, 2025 (Successor). As the unaudited condensed consolidated statements of operations is in a net loss position for this period, the potentially dilutive effects of these shares were excluded from the calculation of diluted loss per share because of the effect of including such potentially dilutive shares would have been anti-dilutive upon conversion under the if-converted method. There were no shares that were considered anti-dilutive for the period from January 1 to February 7, 2025 (Predecessor), or the three and six months ended June 30, 2024 (Predecessor).

16.    SUBSEQUENT EVENTS

Changes to Authorized Shares

On August 14, 2025, in connection with the Company’s IPO and Concurrent Private Placement, the Company amended its Certificate of Incorporation to increase Class A Interests of the Company’s common stock, and authorize the issuance of up to an additional 8,200 shares of Class A Interests in the Company.

As of August 14, 2025, the total number of shares of all classes of stock the Company is authorized to issue consists of the following:

Share Class	Shared Authorized(1)
Class A-1	3,000
Class A-2	500
Class A-3	500
Class A-4	8,500
Class B	30,000
__________________________________
(1)    All Class A Interests and Class B Interests have a par value of $0.001 per share.

Issuance of Class A Interests

On August 14, 2025, through it’s IPO and Concurrent Private Placement the Company sold a total of 3,685 additional Class A Interests to certain investors for an aggregate purchase price of $31.1 million consisting of the following share classes and price per share:

Share Class	Number of Shares	Price Per Share
Class A-1	2,154	$250
Class A-2	208	$2,500
Class A-3	151	$5,000
Class A-4	1,172	$25,000

Subordinated Loan Agreement

In connection with the issuance of these shares, the Company amended and restated its subordinated loan agreement with the Holding Company, pursuant to which the Holding Company made additional subordinated term loans to the Company totaling $61.0 million at an annual interest rate of 11%, compounded quarterly, with no maturity date.

LLC Interest Subscription Agreement

On August 14, 2025, the Company entered into an LLC interests subscription agreement with the Operating Company, purchasing 3,685 additional LLC interests of the Operating Company for total purchase price of $92.1 million, reducing the Holding Company’s economic interest in the Operating Company to 81%. The Company will continue to consolidate the Operating Company as the sole managing member in accordance with ASC 810, and consequently, the Holding Company’s ownership interest in Operating Company will continue to be represented as non-controlling interest in the Company’s consolidated financial statements.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Big Beautiful Bill

On July 4, 2025, President Trump signed the One Big Beautiful Bill (“OBBB”), which resulted in many tax extensions and other rule changes, including the following which will have an effect on our tax provision in 2025 or 2026:

•Full expensing of U.S. research and development costs under Section 174A
•Retroactive expensing of unamortized U.S. research and development costs capitalized between 2022 and 2024; either all in 2025, or over two years in 2025 and 2026.
•Return of the Section 163(j) taxable income base excluding the deductions for depreciation and amortization in 2025 (change from “Tax EBIT” to “Tax EBITDA”).
•Decrease in the Section 250 deduction for Net CFC Tested Income (formerly GILTI) to 40% (from 50%) in 2026, instead of the scheduled decrease to 37.5% prior to the OBBB.
•Decrease in the Section 250 deduction for foreign-derived income to 33.34% (from 37.5%) in 2026, instead of the scheduled decrease to 21.875% prior to the OBBB.
•Increase in the foreign tax credit rate on Net CFC Tested Income (formerly GILTI) to 90% (from 80%), and a 10% disallowance on repatriation, in 2026.
•Removal of the allocation of interest expense and research and development expense to Net CFC Tested Income (formerly GILTI) in calculating the foreign tax credit limitation, effective in 2026.
The Company is currently evaluating the effect of the OBBB on its future interim and annual financial statements. The Company’s deferred tax asset for U.S. research and development costs may be reversed in the subsequent financial statement, decreasing tax payable for a similar amount or increasing other tax attributes; and this research deduction may have an effect on the Section 163(j) limitation; as such, the full effect of the OBBB is not practical to estimate at this time.

Chicago MLA

On July 17, 2025, the Company entered into the Chicago MLA, as described in Note 11 “Leases,” with GLP, that amended the existing ground lease for the property on which the Company plans to develop its Permanent Facility and a development agreement with GLP (the “Chicago Development Agreement”) pursuant to which GLP has committed to advance up to $940 million (the “GLP Development Advances”) for the payment of hard costs used to construct the Permanent Facility in exchange for increasing the amount of rent payable to GLP under the Chicago MLA.

The Chicago MLA has an initial term of 15 years and includes four, five year options to renew and is subject to annual escalation. Annual rent under the Chicago MLA is $20 million, with additional rent equal to 8.5% of the GLP Development Advances that are granted to the Company. The amended and restated ground lease will be accounted for as a lease modification event in the third quarter of 2025. The Company expects to begin drawing on the advance under the Chicago Development Agreement and thus incurring increased rent in the third quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the securities laws. Forward-looking statements are statements as to matters that are not historical facts, and include statements about our plans, objectives, expectations and intentions.

Forward-looking statements are not guarantees and are subject to risks and uncertainties. Forward-looking statements are based on our current expectations and assumptions. Although we believe that our expectations and assumptions are reasonable at this time, they should not be regarded as representations that our expectations will be achieved. Actual results may vary materially. Forward-looking statements speak only as of the time of this report and we do not undertake to update or revise them as more information becomes available, except as required by law.

Important factors beyond those that apply to most businesses, some of which are beyond our control, that could cause actual results to differ materially from our expectations and assumptions include:
•various construction and development risks in connection with our Permanent Facility;
•risks associated with any delay between the closing of our temporary casino and the opening of our Permanent Facility;
•our ability to finance development, expansion and renovation projects;
•risks associated with leased properties;
•risks associated with reductions in discretionary consumer spending;
•our ability to compete with companies that are currently in, or may in the future enter, the gaming industry in which we operate;
•the substantial regulatory restrictions applicable to us, including costs of compliance;
•our reliance on effective payment processing services from a limited number of providers;
•the dependence of our profitability on return to players;
•our ability to collect gaming receivables from our credit customers;
•risks associated with any decline in the popularity of games and changes in device preferences of players;
•our ability to invest in or acquire other businesses and to successfully integrate acquired businesses into the Company or otherwise manage the growth associated with multiple acquisitions;
•risks associated with natural disasters or other catastrophic events, including war, terrorism and public health crises such as the COVID-19 pandemic;
•our ability to comply with the Host Community Agreement;
•risks associated with any failures, errors, defects or disruptions in our systems or platforms;
•risks associated with any cybersecurity incidents;
•our ability to service our indebtedness and fund our other obligations; and
•other risks identified in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in other filings we make with the SEC from time to time.

The foregoing list of important factors is not exclusive and does not include matters like changes in general economic conditions that affect substantially all gaming businesses. You should not place undue reliance on our forward-looking statements.

Overview

Our Company formed on May 24, 2022 and is a majority owned subsidiary of Bally’s Chicago Holding Company, LLC (the “Holding Company”), a wholly owned subsidiary of Bally’s Corporation (“Bally’s” or the “Parent”). We are a gaming, hospitality and entertainment company with the singular focus of building and operating a world-class entertainment destination resort in Chicago, Illinois. We provide both Chicago residents and businesses and business travelers visiting Chicago with physical and interactive entertaining and gaming experiences.

Strategy and Business Developments

We are building a destination casino, hotel and entertainment venue that showcases “The Best of Chicago” arts and culture, foot and sports, and curated dining and entertainment experiences. Our permanent casino and resort (the “Permanent Facility”) in Chicago will be located on the 30-acre property which previously hosted the Chicago Tribune Publishing Center, at the intersection of Chicago Avenue and Halsted Street in downtown Chicago, and will look to transform this currently underutilized site into a major economic driver for the city. Our Permanent Facility will be in close proximity to a wide range of hotels, theaters, bars, restaurants, major shopping districts and the McCormick Place Convention Center, the proximity to which will help drive traffic to our Permanent Facility, primarily due to our differentiated gaming attractions in comparison to other offerings in this geographic location.

In developing the entertainment destination resort, we will adhere to the community-first policy of Bally’s, which is a fundamental and defining element of who we are as a company. We believe that in every community in which Bally’s operates, it has built strong, lasting partnerships with local residents and businesses. Chicago will be no different. With this project, we are committed to ensuring that our Permanent Facility generates significant economic stimulus and creates a wealth of employment opportunities for the greater Chicago community.

The Merger & Pushdown Accounting

The Bally’s Corporation Merger, as defined and described in Note 1 “General Information” in Part I, Item 1 of this Quarterly Report on Form 10-Q, was completed on February 7, 2025 and resulted in a change in control, which was accounted for as a transaction between entities under common control.

Bally’s Corporation elected to push down their parent’s basis in its net assets into its financial statements. To better align the accounting and presentation with our public company parent, the Company has also determined that it will elect to apply pushdown accounting in these standalone financial statements. As a result of the application of pushdown accounting, these financial statements reflect the Company’s basis in the assets and liabilities of Bally’s Corporation, which were remeasured to fair value as of February 7, 2025. The purchase consideration in the Merger has been allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon their estimated fair values as of February 7, 2025, with the excess of the purchase consideration over the aggregate net fair values recorded as goodwill. Refer to Note 6 “Business Combinations” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Initial Public Offering and Concurrent Private Placement

On August 14, 2025, we completed our initial public offering (the “IPO”) and simultaneous private offering (the “Concurrent Private Placement”). In connection with the consummation of these transactions, we amended our Certificate of Incorporation to increase Class A Interests of the Company’s common stock, and authorize the issuance of up to an additional 8,200 shares of Class A Interests in the Company.

Through our IPO and Concurrent Private Placement we sold a total of 3,685 additional Class A Interests to certain investors for an aggregate purchase price of $31.1 million consisting of the following share classes and price per share:

Share Class	Number of Shares	Price Per Share
Class A-1	2,154	$250
Class A-2	208	$2,500
Class A-3	151	$5,000
Class A-4	1,172	$25,000

In connection with the IPO and Concurrent Private Placement, we amended and restated the subordinated loan agreement with the Holding Company, pursuant to which the Holding Company made additional subordinated term loans to the Company totaling $61.0 million at an annual interest rate of 11%, compounded quarterly, with no maturity date.

Additionally, on August 14, 2025, we entered into an LLC interests subscription agreement with the Operating Company, purchasing 3,685 additional LLC interests of the Operating Company for total purchase price of $92.1 million, reducing the Holding Company’s economic interest in the Operating Company to 81%. We will continue to consolidate Operating Company as the sole managing member in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, and consequently, the Holding Company’s ownership interest in the Operating Company will continue to be represented as non-controlling interest in our consolidated financial statements. Refer to Note 2 “Summary of Significant Accounting Policies” and Note 16 “Subsequent Events” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Operating Structure

Our business is organized into two reportable segments: (i) Temporary Casino and (ii) Permanent Casino. The ‘‘Other adjustments” include certain unallocated corporate operating expenses and other adjustments to reconcile to the Company’s consolidated results including, among other expenses, compensation for certain executives and other transaction costs. Refer to Note 13 “Segment Reporting” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our segment reporting structure.

Key Performance Indicators

The key performance indicators used in managing our business is Income (loss) from operations for our Permanent Casino reportable segment and Adjusted EBITDAR for our Temporary Casino reportable segment. Temporary Casino Adjusted EBITDAR is a measure of the Company’s segment profitability disclosed in accordance with the requirements of ASC 280, Segment Reporting, and it does not represent a non-GAAP measure. Temporary Casino Adjusted EBITDAR is defined as earnings, or loss, for the temporary casino before interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, expansion costs, management fees to Bally’s Corporation, rent expense from triple net operating leases, and certain other gains or losses. Refer to Note 13 “Segment Reporting” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

The Three Months Ended June 30, 2025 (Successor), Period from February 8 to June 30, 2025 (Successor) and the Period from January 1 to February 7, 2025 (Predecessor) Compared to the Three and Six Months ended June 30, 2024 (Predecessor)
Our operating results for the three months ended June 30, 2025 (Successor), the three months ended June 30, 2024 (Predecessor), the period from February 8 to June 30, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor) are not indicative of future operating results because we have dedicated the first several years of our corporate existence to the design, development and construction of our Permanent Facility in Chicago.
The following table presents, for the periods indicated, certain revenue and income items:

	Successor		Predecessor
(in millions)	Three Months Ended June 30, 2025	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total Revenue	$34.4	$52.2	$11.5	$32.6	$64.2
Loss from operations	(30.0)	(45.7)	(12.9)	(18.5)	(37.9)
Net loss	(29.7)	(45.7)	(12.9)	(20.3)	(41.8)

Segment Performance
The following table presents, for the periods indicated, condensed consolidated statements of operations data:

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue:
Gaming revenue
Temporary Casino	$31,083	$47,018	$10,353	$29,425	$57,616
Permanent Casino	—	—	—	—	—
	31,083	47,018	10,353	29,425	57,616
Non-gaming revenue
Temporary Casino	3,278	5,139	1,134	3,219	6,550
Permanent Casino	—	—	—	—	—
	3,278	5,139	1,134	3,219	6,550
Total revenue	$34,361	$52,157	$11,487	$32,644	$64,166

Operating costs and expenses:
Gaming expenses
Temporary Casino	$17,646	$25,803	$6,039	$14,772	$29,244
Permanent Casino	—	—	—	—	—
	17,646	25,803	6,039	14,772	29,244
Non-gaming expenses
Temporary Casino	3,453	4,915	1,260	1,855	3,796
Permanent Casino	—	—	—	—	—
	3,453	4,915	1,260	1,855	3,796
Total gaming and non-gaming expenses	$21,099	$30,718	$7,299	$16,627	$33,040
General and administrative
Temporary Casino	11,647	18,190	5,105	12,230	25,552
Permanent Casino	6,768	10,052	3,527	1,714	3,203
Other	1,302	1,671	314	738	1,168
Total general and administrative	$19,717	$29,913	$8,946	$14,682	$29,923
Revenue
Total revenue for the the three months ended June 30, 2025 (Successor) compared to the three months ended June 30, 2024 (Predecessor) and the Predecessor period from January 1 to February 7, 2025 and Successor period from February 8 to June 30, 2025 compared to the six months ended June 30, 2024 (Predecessor), remained consistent. Once our Permanent Facility is operational, we expect our revenues will be primarily generated by gaming and entertainment offerings, with remaining revenues from other non-gaming operations, including hotel, food and beverage, and retail, entertainment and other.
Gaming and non-gaming expenses
Gaming and non-gaming expenses for the three months ended June 30, 2025 (Successor) compared to the three months ended June 30, 2024 (Predecessor) and the Predecessor period from January 1 to February 7, 2025 and Successor period from February 8 to June 30, 2025 compared to the six months ended June 30, 2024 (Predecessor) increased year over year primarily due to increased costs associated with the ramp up of employment at our temporary casino coupled with increased costs related to the introduction of additional entertainment and dining options for our customers.

General and administrative
General and administrative expenses for the three months ended June 30, 2025 (Successor) compared to the three months ended June 30, 2024 (Predecessor) increased $5.0 million primarily due to the additional rent expense associated with the lease agreement with GLP Capital, L.P. (“GLP”) that was signed in the third quarter of 2024 related to the land under our permanent casino project. General and administrative expenses for the Successor period from February 8 to June 30, 2025 and the Predecessor period from January 1 to February 7, 2025 increased $8.9 million when compared to the six months ended June 30, 2024 (Predecessor), primarily attributable to the increased rent expense and additional in expansion costs associated with the opening of our permanent casino.
Depreciation and amortization
Depreciation and amortization expense for the three months ended June 30, 2025 (Successor) compared to the three months ended June 30, 2024 (Predecessor) increased $3.7 million. Depreciation and amortization expense for the Successor period from February 8 to June 30, 2025 and the Predecessor period from January 1 to February 7, 2025 increased 69% when compared to the six months ended June 30, 2024 (Predecessor). Increases for all periods is driven by the amortization of the Company’s gaming license during the Successor period from February 8 to June 30, 2025, which was determined to be finite-lived, with an estimated useful life of 18 years in connection with the Merger.
Other income (expense), net
The change in total other income (expense), net, when comparing the six months ended June 30, 2024 (Predecessor) to the Successor period from February 8 to June 30, 2025 and the Predecessor period from January 1 to February 7, 2025 is directly attributable to the interest expense related to the Company’s previous long-term financing obligation for the Company’s ground lease in the prior year.
Benefit for income taxes
During the three months ended June 30, 2025 (Successor), the Successor period from February 8 to June 30, 2025 and the Predecessor period from January 1 to February 7, 2025 and the three and six months ended June 30, 2024 (Predecessor), there was no provision expense recorded in the condensed consolidated statements of operations as the Company has established a full valuation allowance against the net deferred tax asset position.

KEY PERFORMANCE INDICATORS

Temporary Casino Adjusted EBITDAR for the three months ended June 30, 2025 (Successor) compared to the three months ended June 30, 2024 (Predecessor) and the Predecessor period from January 1 to February 7, 2025 and Successor period from February 8 to June 30, 2025 compared to the six months ended June 30, 2024 (Predecessor) decreased year over year primarily due to increased costs associated with the ramp up of employment at our temporary casino coupled with increased costs related to the introduction of additional entertainment and dining options for our customers.

Permanent Casino loss from operations for the three months ended June 30, 2025 (Successor) compared to the three months ended June 30, 2024 (Predecessor) and the Predecessor period from January 1 to February 7, 2025 and Successor period from February 8 to June 30, 2025 compared to the six months ended June 30, 2024 (Predecessor) increased year over year primarily due to the additional rent expense associated with the lease agreement with GLP in the current year related to the land under our permanent casino project.

The following table sets forth the measures of segment performance for the Company’s two reportable segments, reconciled to net loss on a consolidated basis. The Other adjustments category is included in the following table in order to reconcile the segment information to the Company’s unaudited condensed consolidated financial statements.

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue
Temporary Casino	$34,361	$52,157	$11,487	$32,644	$64,166
Permanent Casino	—	—	—	—	—
Total revenue	$34,361	$52,157	$11,487	$32,644	$64,166

Permanent Casino Loss from Operations	$(11,220)	$(17,026)	$(3,536)	$(1,714)	$(3,203)
Temporary Casino Adjusted EBITDAR(1)	$1,615	$3,249	$(917)	$3,839	$5,677

Temporary Casino Operating costs and expenses excluded from Adjusted EBITDAR
Depreciation and amortization	(4,045)	(6,365)	(1,976)	(4,793)	(9,070)
Expansion costs(2)	—	—	—	(52)	(103)
Management fees to Bally's Corporation	(15,000)	(23,871)	(6,129)	(15,000)	(30,000)
Other expenses
Total other expense, net(3)	248	—	—	(1,806)	(3,946)
Other adjustments	(1,302)	(1,671)	(314)	(738)	(1,168)
Total Net loss	$(29,704)	$(45,684)	$(12,872)	$(20,264)	$(41,813)
__________________________________
(1)    Adjusted EBITDAR is defined as total earnings, or loss, for the Temporary Casino before interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, expansion costs, management fees to Bally’s Corporation, rent expense from triple net operating leases, and certain other gains or losses.
(2)    The Company defines expansion expenses as costs incurred in connection with the opening of a new facility or significant expansion of an existing property. Costs classified as expansion consist primarily of marketing, master planning, conceptual design fees and legal and professional fees that are not eligible for capitalization and are included in “General and administrative” on the unaudited condensed consolidated statements of operations.
(3)    Total other expense, net includes primarily interest expense.

Critical Accounting Estimates

Valuation of Intangible Assets

Intangible assets consist primarily of a gaming license, which has been valued through application of push down accounting in connection with the Merger.

The gaming license was valued using the Greenfield Method under the income approach. This method estimates isolated income that is properly attributable to a license based on modeling a hypothetical start-up company going into business without any other assets than the gaming license being valued and building a new casino with similar utility to the existing casino. Using this method, the valuation of the gaming license is dependent upon significant estimates such as projected revenues and cash flows, estimated construction costs, duration of that construction, expansion expenses and appropriate discounting. Gaming licenses accounted for as asset acquisitions are valued at cost.

The Company reviews the carrying amount of its finite-lived intangible asset for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Should events and circumstances indicate finite-lived intangible assets may not be recoverable, the Company performs a test for recoverability whereby estimated undiscounted cash flows are compared to the carrying values of the assets. Should the estimated undiscounted cash flows exceed the carrying value, no impairments are recorded. If the undiscounted cash flows do not exceed the carrying values, an impairment is recorded based on the fair value of the asset.

For our finite-lived intangible asset, we establish a useful life upon initial recognition based on the period over which the asset is expected to contribute to the future cash flows of the Company and periodically evaluates the remaining useful lives to determine whether events and circumstances warrant a revision to the remaining amortization period. Finite-lived intangible assets are amortized over their remaining useful lives in a pattern in which the economic benefits of the intangible asset are consumed, which is generally on a straight-line basis.

Recent Accounting Pronouncements

Refer to Note 4 “Recently Issued Accounting Pronouncements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that affect us.

Liquidity and Capital Resources

Cash Flows Summary

	Successor	Predecessor
(in thousands)	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025	Six Months Ended June 30, 2024
Net cash used in operating activities	$(31,612)	$(6,136)	$(26,746)
Net cash used in investing activities	(57,457)	(10,969)	(38,640)
Net cash provided by financing activities	83,912	21,170	63,986
Net change in cash and restricted cash	(5,157)	4,065	(1,400)
Cash and restricted cash, beginning of period	18,584	14,519	71,305
Cash and restricted cash, end of period	$13,427	$18,584	$69,905

Operating Activities

Net cash used in operating activities for the Successor period from February 8 to June 30, 2025 was $31.6 million, $6.1 million for the Predecessor period from January 1 to February 7, 2025, and $26.7 million for the six months ended June 30, 2024. All periods presented were impacted by net loss positions and changes in working capital associated with the Company’s expansion.

Investing Activities

Net cash used in investing activities for the Successor period from February 8 to June 30, 2025 was $57.5 million and net cash used in investing activities for the Predecessor period from January 1 to February 7, 2025 and the six months ended June 30, 2024 were $11.0 million and $38.6 million, respectively. The Company’s cash used in investing activities during the presented periods was primarily attributable to capital expenditures surrounding the design and development of the permanent casino.

Financing Activities

Net cash provided by financing activities for the Successor period from February 8 to June 30, 2025 was $83.9 million and net cash provided by financing activities for the Predecessor period from January 1 to February 7, 2025 and the six months ended June 30, 2024 were $21.2 million and $64.0 million, respectively. Cash provided by financing activities during the periods presented is primarily attributable to the financing provided by Bally’s Corporation, combined with the Private Placement proceeds during the Successor period from February 8 to June 30, 2025.

Contractual Obligations and Commitments

Host Community Agreement

On June 9, 2022, the Operating Company signed a host community agreement (the “HCA”) with the City of Chicago to develop a destination casino resort. The HCA establishes a minimum capital investment of $1.34 billion on the design, construction and equipping of our temporary casino and our Permanent Facility. As of June 30, 2025 (Successor), approximately $936.6 million of this commitment remains. The actual cost of the development may exceed this minimum capital investment amount. In addition, land acquisition costs and financing costs, among other types of costs, are not counted toward meeting this minimum capital investment amount.

In connection with the entry into the host community agreement with the City of Chicago, the Company will is required to pay annual fixed host community impact fees of $4.0 million. Additionally, Bally’s Corporation provided the City of Chicago with a performance guaranty whereby Bally’s Corporation agreed to have and maintain available financial resources in an amount reasonably sufficient to allow the Company to complete its obligations under the host community agreement. Upon notice from the City of Chicago that the Company has failed to perform various obligations under the host community agreement, Bally’s Corporation has indemnified the City of Chicago against any and all liability, claim or reasonable and documented expense the City of Chicago may suffer or incur by reason of any nonperformance of any of the Company’s obligations. The guaranty will terminate two years after the later of (i) the date on which the Permanent Facility commences operations or (ii) the date on which Bally’s Chicago achieves final completion as defined in the host community agreement.

Casino Fees

Under the Illinois Gambling Act, the Company will be responsible to pay the Illinois Gaming Board a reconciliation fee payment three years after the date operations commenced (in a temporary or permanent facility) in an amount equal to 75% of the adjusted gross receipt (“AGR”) for the most lucrative 12-month period of operations, minus the amount equal to the initial payment per gaming position paid.

Temporary Services Agreement

The Company has a Corporate Services Agreement with Bally’s Corporation requiring a fixed monthly payment of $5.0 million, beginning with the commencement of operations at the Temporary Facility. The Corporate Services Agreement provides the Company with certain administrative and corporate services from Bally’s Management Group, LLC (“BMG”), a subsidiary of Bally’s Corporation. These fixed payments are in addition to certain expenses such as personnel and administrative costs allocated to the Company, based on an estimated percentages of time spent on the Company’s activities by corporate employees.

Permanent Services Agreement

The Company has a Permanent Services Agreement with Bally’s Management Group, LLC, pursuant to which BMG has agreed to provide us with general business support services, including services relating to external reporting obligations, internal audit, regulatory filings, design and construction, business development, human resources, tax, accounting, treasury and capital related, risk management, legal, finance and marketing upon the opening of our Permanent Facility. This agreement requires us to pay BMG an annual fee equal to the salaries, burden, overhead and other operating costs for providing such services based on our share of those costs. The initial term of the agreement is one year, beginning upon the opening of our Permanent Facility, and will be automatically renewed for successive one-year terms, unless either party serves on the other a written notice of termination.

GLP Lease Agreement and GLP Development Agreement

On July 11, 2024, the Company entered into a Binding Term Sheet to form a strategic construction and financing arrangement with GLP which includes the funding to complete the construction of the Permanent Facility under a new master lease agreement with the Company (“Chicago MLA”).

On July 17, 2025, the Company entered into the Chicago MLA, as described in Note 11 “Leases,” with GLP, that amended the existing ground lease for the property on which the Company plans to develop its Permanent Facility and a development agreement with GLP (the “Chicago Development Agreement”) pursuant to which GLP has committed to advance up to $940 million (the “GLP Development Advances”) for the payment of hard costs used to construct the Permanent Facility in exchange for increasing the amount of rent payable to GLP under the Chicago MLA.

The Chicago MLA has an initial term of 15 years and includes four, 5 year options to renew and is subject to annual escalation. Annual rent under the Chicago MLA is $20 million, with additional rent equal to 8.5% of the GLP Development Advances that are granted to the Company. The amended and restated ground lease will be accounted for as a lease modification event in the third quarter of 2025. In addition, the Company has invoiced GLP for reimbursement for $84.3 million under the Chicago Development Agreement and expects to receive payment and thus incur increased rent in the third quarter of 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company did not have during the periods covered by this Quarterly Report on Form 10-Q, and does not currently have, any market risk sensitive instruments, as defined in the rules and regulations of the SEC.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and participation of its President and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s President and Chief Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
This Quarterly Report on Form 10-Q represents the Company’s first periodic report following the completion of it’s initial public offering. As such, the Company is in the process of designing and implementing internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the quarter ended June 30, 2025, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings

On January 29, 2025, the American Alliance for Equal Rights and certain other individuals filed a complaint against the City of Chicago, certain members of the Illinois Gaming Board, and the Company, alleging that the Criteria violate federal laws and seeking, among other remedies, permanent injunctions to prevent the Illinois Gaming Board members from enforcing 230 ILCS 10/6(a-5)(9), to allow shareholders to sell their Class A Interests to white males, to mandate the rescission of the Host Community Agreement, and to require the rescission of shares sold under the Criteria. In addition, on January 30, 2025, a complaint was filed against the City of Chicago (including the Mayor and Treasurer in their official capacities), certain members of the Illinois Gaming Board, and the Company, also alleging that the Criteria violate federal laws and seeking, among other remedies, permanent injunctions to prevent the implementation of the HCA’s requirements for minority and woman ownership in the Company, and to prevent the exclusion of “otherwise qualified individuals” from participating in the Company’s ownership, Board, or employment. On January 31, 2025, an emergency motion was filed for preliminary injunction and temporary restraining order, seeking to preclude the closing of the offering while the case proceeds on the merits. On February 6, 2025, the court denied the plaintiffs’ request for a temporary restraining order to enjoin our initial public offering. In response to the filing of our amended S-1 on April 22, 2025, which removed the Criteria, plaintiffs in both lawsuits voluntarily dismissed their claims against all defendants (the former with prejudice on June 6, 2025 and the latter without prejudice on April 30, 2025).

We incurred substantial costs defending these lawsuits, and if any person were to bring such a lawsuit against us in the future, we could incur additional substantial costs defending against any additional lawsuits. In addition, the time and attention of our management could be diverted from our business and operations in defense of these lawsuits.

We are party to various legal proceedings that have arisen in the normal course of our business. Such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings will not materially impact our consolidated financial condition or results of operations. While we maintain insurance coverage that we believe is adequate to mitigate the risks of such proceedings, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.

Item 1A. Risk Factors
There have been no material changes to our risk factors contained in the “Risk Factors” of the Company’s Annual Report on Form S-1, as amended, for the fiscal year ended December 31, 2024, filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 14, 2025, we completed our initial public offering in which we issued and sold 2,076 Class A-1 Interests at a price to the public of $250 per interest, 173 Class A-2 Interests at a price to the public of $2,500 per interest, 148 Class A-3 Interests at a price to the public of $5,000 per interest, and 154 Class A-4 Interests at a price to the public of $25,000 per interest.

We received gross proceeds of $5.5 million, which resulted in net proceeds to us of $5.2 million after deducting underwriting discounts and commissions of $0.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-283772), as amended (the “Registration Statement”), declared effective by the SEC on August 12, 2025. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. Loop Capital Markets LLC acted as lead placement agent and Innovation Capital, LLC acted as co-placement agent for the initial public offering.

We used all of the net proceeds from the initial public offering, together with the proceeds from the concurrent private placements, the subordinated loans and certain expenses notes that we entered into in connection with the initial public offering, to purchase 3,685 LLC interests from the Operating Company. There has been no material change in the expected use of the net proceeds from our initial public offering as described in the final prospectus dated as of August 12, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on August 14, 2025.

Item 5. Other Information
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description
10.1*	Promissory Note, dated as of June 30, 2025, issued by Bally’s Chicago Inc. in favor of Bally’s Chicago Holding Company LLC
10.2*	Promissory Note, dated as of June 30, 2025, issued by Bally’s Chicago Inc. in favor of Bally’s Management Group, LLC
10.3*	Promissory Note, dated as of June 30, 2025, issued by Bally’s Chicago Operating Company, LLC in favor of Bally’s Management Group, LLC
10.4*	Promissory Note, dated as of June 30, 2025, issued by Bally’s Chicago Operating Company, LLC in favor of Bally’s Chicago Holding Company LLC
10.5*	Assignment and Assumption Agreement, dated as of June 30, 2025, issued by Bally’s Management Group, LLC in favor of Bally’s Chicago Holding Company, LLC
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the in interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Chicago, Inc.’s Quarterly report on Form 10-Q for the Quarter ended June 30, 2025, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

Signatures

Pursuant tot he requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on September 26, 2025.

BALLY’S CHICAGO, INC.

By:	/s/ H.C. CHARLES DIAO
H.C. Charles Diao
Chief Financial Officer
(Principal Financial and Accounting Officer)