Form 10-Q
period 2025-09-30
Bally's Chicago, Inc.
filed 2025-11-14
CIK 1935799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2025, the registrant had 2,430 shares of Class A-1 common stock, 489 shares of Class A-2 common stock, 324 shares of Class A-3 common stock, 3,773 shares of Class A-4 common stock, and 30,000 shares Class B common stock outstanding.

Bally’s Chicago, Inc.

PART I - Financial Information
Item 1. Financial Statements
BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)	September 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Assets
Cash	$9,136	$14,519
Accounts receivable, net	136,625	1,470
Inventory	1,746	2,748
Prepaid expenses and other current assets	10,245	4,323
Due from related party (Bally’s Corporation)	974	974
Total current assets	158,726	24,034
Property and equipment, net	39,360	172,747
Right of use assets, net	5,524	209,977
Goodwill	105,551	—
Intangible assets, net	307,228	186,221
Other assets	165,799	6,926
Total assets	$782,188	$599,905
Liabilities, Redeemable Non-controlling Interest, and Stockholders’ Deficit
Current portion of lease liabilities	$4,766	$4,323
Accounts payable	40,368	11,397
Accrued and other current liabilities	35,071	12,563
Promissory notes to related party (Bally’s Corporation) (Note 3)	—	675,528
Due to related party (Bally's Corporation) (Note 3)	97,991	416
Total current liabilities	178,196	704,227
Long-term portion of lease liabilities	620	206,297
Subordinated loans due to related party (Bally’s Corporation) (Note 3)	77,625	—
Promissory notes to related party (Bally’s Corporation) (Note 3)	14,493	—
Deferred tax liability	2,576	—
Other long-term liabilities	4,437	—
Total liabilities	277,947	910,524
Commitments and contingencies (Note 12)

Redeemable non-controlling interest	536,640	—

Stockholders’ deficit:
Common stock, $0.01 par value, no shares authorized, issued or outstanding as of September 30, 2025 (Successor); 100 shares authorized, issued and outstanding as of December 31, 2024 (Predecessor)	—	—
Class A common stock, $0.001 par value, 12,500 shares authorized, and 7,016 shares issued and outstanding as of September 30, 2025 (Successor); no shares authorized, issued or outstanding as of December 31, 2024 (Predecessor); Class B common stock, $0.001 par value, and 30,000 shares authorized, issued and outstanding as of September 30, 2025 (Successor); no shares authorized, issued or outstanding as of December 31, 2024 (Predecessor)	—	—
Additional paid-in-capital	83,139	974
Accumulated deficit	(115,538)	(311,593)
Total stockholders’ deficit	(32,399)	(310,619)
Total liabilities, redeemable non-controlling interest, and stockholders’ deficit	$782,188	$599,905
See accompanying notes to condensed consolidated financial statements.

BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Successor		Predecessor
	Three Months Ended September 30, 2025	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue:
Gaming	$30,442	$77,460	$10,353	$29,235	$86,851
Non-gaming	3,556	8,695	1,134	3,236	9,786
Total revenue	33,998	86,155	11,487	32,471	96,637

Operating costs and expenses:
Gaming	16,444	42,247	6,039	15,078	44,322
Non-gaming	3,010	7,925	1,260	2,132	5,928
General and administrative	19,610	49,523	8,946	15,475	45,398
Management fees to Bally's Corporation	15,000	38,871	6,129	15,000	45,000
Loss on sale-leaseback	—	—	—	150,000	150,000
Depreciation and amortization	8,545	21,884	1,985	4,563	13,633
Total operating costs and expenses	62,609	160,450	24,359	202,248	304,281
Loss from operations	(28,611)	(74,295)	(12,872)	(169,777)	(207,644)

Other income (expense):
Interest income	—	—	—	71	1,466
Interest expense, net of amounts capitalized	(1,355)	(1,355)	—	(1,550)	(6,891)
Total other income (expense), net	(1,355)	(1,355)	—	(1,479)	(5,425)

Loss before income taxes	(29,966)	(75,650)	(12,872)	(171,256)	(213,069)
Benefit for income taxes	(3,348)	(3,348)	—	—	—
Net loss	$(26,618)	$(72,302)	$(12,872)	$(171,256)	$(213,069)
Net loss attributable to redeemable non-controlling interest	(21,634)	(53,191)	—	—	—
Net loss attributable to Bally’s Chicago, Inc.	$(4,984)	$(19,111)	$(12,872)	$(171,256)	$(213,069)

Basic loss per share	$(1,534)	$(7,557)	$(128,720)	$(1,712,560)	$(2,130,690)
Weighted average common shares outstanding, basic	3,250	2,529	100	100	100
Diluted loss per share	$(1,534)	$(7,557)	$(128,720)	$(1,712,560)	$(2,130,690)
Weighted average common shares outstanding, diluted	3,250	2,529	100	100	100
See accompanying notes to condensed consolidated financial statements.

BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (unaudited)
(In thousands, except share data)

Predecessor
	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Shares Outstanding	Amount
Balance as of December 31, 2024 (Predecessor)	100	$—	$974	$(311,593)	$(310,619)
Net loss	—	—	—	(12,872)	(12,872)
Balance as of February 7, 2025 (Predecessor)	100	$—	$974	$(324,465)	$(323,491)

Successor
	Redeemable Non-controlling Interest	Common Stock Shares Outstanding			Common Stock Amount			Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
		Common Stock	Class A	Class B	Common Stock	Class A	Class B
Balance as of February 8, 2025 (Successor)	$—	100	—	—	$—	$—	$—	$974	$(91,682)	$(90,708)
Reorganization and Private Placement	750,000	(100)	3,985	30,000	—	—	—	82,362	(750,000)	(667,638)
Issuance of subordinated loans	—	—	(659)	—	—	—	—	(16,475)	—	(16,475)
Net loss	(5,613)	—	—	—	—	—	—	—	(10,367)	(10,367)
Balance as of March 31, 2025 (Successor)	744,387	—	3,326	30,000	—	—	—	66,861	(852,049)	(785,188)
Pushdown accounting adjustment	—	—	—	—	—	—	—	—	(4,745)	(4,745)
Net loss	(25,944)	—	—	—	—	—	—	—	(3,760)	(3,760)
Balance as of June 30, 2025 (Successor)	718,443	—	3,326	30,000	—	—	—	66,861	(860,554)	(793,693)
IPO and concurrent private placement	(160,169)	—	3,690	—	—	—	—	16,278	750,000	766,278
Net loss	(21,634)	—	—	—	—	—	—	—	(4,984)	(4,984)
Balance as of September 30, 2025 (Successor)	$536,640	—	7,016	30,000	$—	$—	$—	$83,139	$(115,538)	$(32,399)

Predecessor
	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Shares Outstanding	Amount
Balance as of December 31, 2023 (Predecessor)	100	$—	$974	$(73,463)	$(72,489)
Net loss	—	—	—	(21,549)	(21,549)
Balance as of March 31, 2024 (Predecessor)	100	—	974	(95,012)	(94,038)
Net loss	—	—	—	(20,264)	(20,264)
Balance as of June 30, 2024 (Predecessor)	100	—	974	(115,276)	(114,302)
Net loss	—	—	—	(171,256)	(171,256)
Balance as of September 30, 2024 (Predecessor)	100	$—	$974	$(286,532)	$(285,558)
See accompanying notes to condensed consolidated financial statements.

BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Successor	Predecessor
(in thousands)	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net loss	$(72,302)	$(12,872)	$(213,069)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	21,884	1,985	13,633
Non-cash amortization of right of use assets	2,883	415	2,855
Bad debt expense	50	21	—
Loss on sale-leaseback	—	—	150,000
Deferred income taxes	(3,348)	—	—
Gain on lease termination	(519)	—	—
Loss on disposition of assets	4,340	—	—
Change in operating assets and liabilities:
Accounts receivable	(612)	177	17
Inventory	721	281	(1,620)
Prepaid expenses and other current assets	(2,602)	68	1,173
Right of use assets	—	—	(778)
Accounts payable	9,822	261	(1,455)
Current portion of lease liabilities	(1,426)	(1,986)	(1,723)
Accrued and other current liabilities	(6,623)	5,514	3,749
Other assets	(46,424)	—	—
Net cash used in operating activities	(94,156)	(6,136)	(47,218)
Cash flows from investing activities:
Capital expenditures	(86,559)	(10,969)	(110,253)
Net cash used in investing activities	(86,559)	(10,969)	(110,253)
Cash flows from financing activities:
Financing from Bally's Corporation	286,433	22,622	112,941
Repayment of promissory notes to Bally’s Corporation	(215,159)	—	(8,739)
Stock issuance costs	(7,882)	(1,452)	(479)
Proceeds from IPO and Private Placements	19,250	—	—
Private Placement proceeds from Bally’s Corporation	88,625	—	—
Net cash provided by financing activities	171,267	21,170	103,723
Net change in cash and restricted cash	(9,448)	4,065	(53,748)
Cash and restricted cash, beginning of period	18,584	14,519	71,305
Cash and restricted cash, end of period	$9,136	$18,584	$17,557

BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Successor	Predecessor
(in thousands)	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Nine Months Ended September 30, 2024
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$—	$—	$10,101

Non-cash investing and financing activities:
Unpaid property and equipment	$—	$11,403	$15,878
Change in unpaid issuance costs	497	485	—
Issuance of subordinated loans to Bally’s Corporation	77,625	—	—
Settlement of promissory notes in exchange for subordinated loans	(61,150)	—	—
Issuance of redeemable non-controlling interest	750,000	—	—
Settlement of promissory notes in exchange for non-cash capital from Bally’s Corporation	(589,831)	—	—
Non-cash capital contribution from Bally’s Corporation	589,831	—	—
Issuance of shares to Bally’s Corporation in lieu of promissory note repayment	6,325	—	—
Consideration receivable from sale of assets to GLP	134,790	—	—
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
The financial information for the periods through February 07, 2025 reflect the historical cost basis of accounting for Bally’s Chicago, Inc., prior to the pushdown of the Merger. This is referred to as the “Predecessor period.”

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The three months ended September 30, 2025, and the period from February 8 to September 30, 2025, are each termed the "Successor period." These periods reflects the costs, activities, and recognition of the Company’s assets and liabilities at their fair values due to pushdown accounting applied at the time of the Merger. The differences in accounting due to the acquisition method and the application of pushdown accounting mean the results of operations, cash flows, and financial information for the Successor period are not comparable to those of the Predecessor period. A black line has been placed between the Successor and Predecessor periods in the unaudited condensed consolidated financial statements and in the tables to the notes to the unaudited condensed consolidated financial statements to highlight the lack of comparability between the two periods. Refer to Note 2 “Summary of Significant Accounting Policies” for further information on the Company’s basis of presentation and consolidation as a result of Bally’s transactions under the Merger.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time.
In accordance with ASC 205-40, Going Concern, (“ASC 205-40”) the Company evaluated the severity of the following adverse conditions that raise substantial doubt about its ability to continue as a going concern as of the date the accompanying financial statements were issued (the “issuance date”).
•The Company has incurred significant losses and negative cash flows from operations since its inception and expects to continue to incur such losses and negative cash flows for the foreseeable future. In this regard, the Company incurred a net loss and used net cash in its operations of approximately $72.3 million and $94.2 million, respectively for the period from February 8 to September 30, 2025 (Successor) and $12.9 million and $6.1 million, respectively, for the period from January 1 to February 7, 2025 (Predecessor). In addition, the Company has an accumulated deficit of $115.5 million and approximately $9.1 million of cash on hand as of September 30, 2025 (Successor). As a result, the Company has been dependent of Bally’s Corporation since its inception to fund substantially all of the Company’s obligations as they become due and expects to continue to remain dependent on such funding for the foreseeable future.
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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for interim financial information, including Rule 10-01 of the SEC’s Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted. In the Company’s opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual financial statements for the year ended December 31, 2024 (Predecessor) included in the Form S-1/A, as filed with the SEC on August 5, 2025.
We have made estimates and judgments affecting the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.
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

On August 14, 2025, in connection with the Company’s initial public offering (the “IPO”) and simultaneous private offering (the “Concurrent Private Placement”), the Company amended its Certificate of Incorporation to increase Class A Interests of the Company’s common stock and authorize the issuance of up to an additional 8,200 shares of Class A Interests in the Company.

As of September 30, 2025 (Successor), the total number of shares of all classes of stock the Company is authorized to issue consists of the following:

Share Class	Shared Authorized(1)
Class A-1	3,000
Class A-2	500
Class A-3	500
Class A-4	8,500
Class B	30,000
__________________________________
(1)    All Class A Interests and Class B Interests have a par value of $0.001 per share. Each Class A and Class B Interest entitles its holder to one vote per share, Class B Interests have no economic interest in the Company and may only be held by the Holding Company.

Reorganization and Private Placement

On March 10, 2025 (Successor), as part of the Private Placement, the Company sold a total of 3,985 Class A Interests to certain accredited investors, raising $83.2 million in gross proceeds, consisting of the following share classes and price per share:

Share Class	Number of Shares	Price Per Share
Class A-1	272	$250
Class A-2	281	$2,500
Class A-3	171	$5,000
Class A-4 (1)	3,261	$25,000
__________________________________
(1) Includes 2,800 shares of Class A-4 Interests sold to the Holding Company at a purchase price of $25,000 per share. Consideration received from the Holding Company included cash of $63.7 million and $6.3 million of shares in lieu of payment on its outstanding promissory notes payable by the Company to the Holding Company.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As a result of the Private Placement and Reorganization, the Holding Company’s combined Class A-4 and Class B Interests gave the Holding Company 96.4% of the voting power in the Company, and its LLC Interests gave the Holding Company a 90.0% economic interest in the Operating Company. On August 14, 2025, the Company entered into an LLC interests subscription agreement with the Operating Company, purchasing 3,685 additional LLC interests of the Operating Company for total purchase price of $92.1 million, reducing the Holding Company’s economic interest in the Operating Company to 81%.

The Company as the sole managing member, operating as a holding company with its principal asset being the LLC interests, consolidates the Operating Company in accordance with ASC 810, Consolidation (“ASC 810”), recognizing the Holding Company’s 81% economic interest as a redeemable non-controlling interest in its financial statements. Refer to Note 14 “Redeemable Non-controlling Interest” for further information.

Initial Public Offering and Concurrent Private Placement

On August 14, 2025, the Company completed its IPO and Concurrent Private Placement. Through the IPO and Concurrent Private Placement, the Company sold a total of 3,690 additional Class A Interests to certain investors for an aggregate purchase price of $31.1 million consisting of the following share classes and price per share:

Share Class	Number of Shares	Price Per Share
Class A-1	2,158	$250
Class A-2	208	$2,500
Class A-3	153	$5,000
Class A-4 (1)	1,171	$25,000
__________________________________
(1) Includes an issuance of 1,000 shares of Class A-4 Interests to the Holding Company at a purchase price of $25,000 per share. Consideration received from the Holding Company included cash of $25 million.

In connection with the issuance of these shares, the Company amended and restated its subordinated loan agreement with the Holding Company, pursuant to which the Holding Company made additional subordinated term loans to the Company totaling $61.2 million at an annual interest rate of 11%, compounded quarterly, with no maturity date.

Cash

The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), the Company has cash of $9.1 million and $14.5 million, respectively, which was measured at fair value on a recurring basis and is classified within Level 1 of the fair value hierarchy.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable
Accounts receivable consists of the following:

(in thousands)	September 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Amounts due from GLP(1)	$134,790	$—
Gaming receivables	1,050	1,151
Non-gaming receivables	785	337
Accounts receivable	136,625	1,488
Less: Allowance for credit losses	—	(18)
Accounts receivable, net	$136,625	$1,470
__________________________________
(1)    Represents amounts due from GLP related to the development of the Company’s future permanent casino resort in Chicago. Refer to Note 11 “Leases” for further information.
Advertising Expenses
The Company expenses advertising costs as incurred and is included in General and administrative on the condensed consolidated statements of operations. Advertising expense was $1.1 million and $0.7 million for the three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor). Advertising expense was $2.7 million, $0.2 million and $4.5 million for period from February 8 to September 30, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), respectively.

Expansion Expenses

The Company expenses expansion costs as incurred. The Company defines expansion expenses as costs incurred in connection with the opening of a new facility or significant expansion of an existing property. Costs classified as expansion costs consist primarily of marketing, master planning, conceptual design fees and legal and professional fees that are not eligible for capitalization and are included in General and administrative on the condensed consolidated statements of operations. Expansion expenses for the three months ended September 30, 2025 (Successor) and the three months ended September 30, 2024 (Predecessor) were $5.5 million and $2.3 million, respectively. Expansion expenses for the period from February 8 to September 30, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor) were $8.2 million, $1.4 million, and $6.4 million, respectively.

Employee Benefit Plans

The Company participates in the Bally’s Corporation operates defined contribution plans covering its non-union employees and certain union employees, as well as multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union employees. The defined contribution plans allow for employee deferrals, which are matched at the Company’s discretion. Total employer contribution expense attributable to these plans was $0.4 million for the three months ended September 30, 2025 (Successor), $0.1 million for the period from January 1 to February 7, 2025 (Predecessor) and $0.2 million the three months ended September 30, 2024 (Predecessor). Additionally, the expense was $0.9 million, and $0.5 million for the period from February 8 to September 30, 2025 (Successor) and the nine months ended September 30, 2024 (Predecessor), respectively.

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

Bally’s Chicago Service Agreements

The Company is party to various agreements relating to the operations of certain services at its casino facilities (the “Bally’s Chicago Services Agreements”), including a long-term management agreement with a provider to operate and manage certain hospitality services at its permanent casino and resort upon opening. The Company expects to receive $50.0 million towards the construction and build out of certain casino facilities related to such services, payable in installments over 2 years subject to certain conditions precedent (the “Bally’s Chicago Construction Investments”). Under the aforementioned hospitality services agreement, the Company received $4.4 million of Bally’s Chicago Construction Investments in the third quarter of 2025. The Bally’s Chicago Construction Investments are recorded in “Other long-term liabilities” and will be amortized as a reduction of Non-gaming operating costs and expenses over the contract term upon commencement of operations at the permanent casino and resort. Upon commencement of the management services, the Company will pay a management fee and a share of net receipts to the providers, as applicable, which will be recognized as Non-gaming operating costs and expenses as incurred.

Benefit for income taxes
During the three months ended September 30, 2025 (Successor) and the period from February 8 to September 30, 2025 (Succesor), the Company recorded a benefit for income tax of $3.3 million, reflecting a discrete benefit for the reduction in its valuation allowance in the third quarter of 2025 in connection with the signing of the Chicago MLA. Additionally, in the third quarter of 2025, the Company evaluated the impact of the enactment of the One Big Beautiful Bill and determined that any additional change in the net deferred tax asset position, would have a corresponding increase in valuation allowance.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
There was no provision expense or benefit for income tax recorded during the period from January 1 to February 7, 2025 (Predecessor), and the three and nine months ended September 30, 2024 (Predecessor) in the condensed consolidated statements of operations as the Company had established a full valuation allowance against the net deferred tax asset position.
3.    RELATED PARTY TRANSACTIONS
Operations, as well as assets and liabilities, directly associated with the business activity of the Company are included in the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements include fees paid in accordance with the corporate services agreement, as described in Note 12 “Commitments and Contingencies”, providing the Company with certain administrative and corporate services, beginning in September 2023 with the commencement of operations at the Temporary Facility. Additionally, the unaudited condensed consolidated financial statements include allocations of certain general, administrative, sales and marketing expenses from its Parent, which management believes is commensurate with services provided at fair value of $15.0 million for both of the three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor), respectively, and $38.9 million, $6.1 million and $45.0 million for the period from February 8 to September 30, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), respectively. These fees and allocated expenses are recorded within Management fees to Bally's Corporation on the condensed consolidated statements of operations. As of September 30, 2025 (Successor), there was a $98.0 million balance of Due to related party (Bally's Corporation) related to administrative expenses and development costs associated with the development of the Permanent Facility, which will be repaid with the funds received from GLP. Refer to Note 11 “Leases” for further information.

The Company is dependent on its Parent for a majority of its working capital and financing requirements, and none of its Parent’s cash, cash equivalents or debt has been assigned to Bally’s Chicago in the unaudited condensed consolidated financial statements. Prior to the Company’s IPO and Concurrent Private Placement, all expenses paid by Bally’s Corporation on the Company’s behalf were converted into promissory notes and reported within Promissory notes to related party (Bally’s Corporation) on the condensed consolidated balance sheet.

On August 14, 2025, in connection with the Company’s IPO and Concurrent Private Placement, the Holding Company forgave $651.0 million of promissory notes as a result of its capital commitment from the Reorganization in March 2025. Refer to Note 2 “Summary of Significant Accounting Policies” and Note 14 “Redeemable Non-controlling Interest” for further information. Concurrent with the forgiveness of the promissory notes, the Company refinanced $14.5 million of its remaining promissory note payable to the Holding Company, equal to the Company’s Private Placement, IPO and Concurrent Private Placement expenses and placement agent fees.

As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), promissory notes to related party (Bally’s Corporation) consisted of the following:

($ in thousands)	September 30, 2025 (Successor)(3)	December 31, 2024 (Predecessor)(4)
Promissory notes payable by Bally’s Chicago Operating Company, LLC:
Bally’s Chicago Holding Company, LLC(1)(2)	$14,493	$628,617
Bally’s Management Group, LLC(1)(2)	—	40,573
	$14,493	$669,190
Promissory notes payable by Bally’s Chicago Inc.:
Bally’s Chicago Holding Company, LLC(1)(2)	$—	$6,338
Promissory notes payable to related party (Bally’s Corporation)	$14,493	$675,528
__________________________________
(1)    A wholly owned subsidiary of Bally’s Corporation.
(2)    Reclassified $53.9 million of promissory notes due to Bally’s Management Group, LLC to promissory notes due to Bally’s Chicago Holding Company during the period from February 8 to September 30, 2025 (Successor).
(3)    Promissory notes as of September 30, 2025 had a maturity date of December 31, 2034 at an interest rate of 11% per annum.
(4)    Promissory notes as of December 31, 2024 had a maturity date of December 31, 2025 at an interest rate of 0%.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s promissory notes to related party (Bally’s Corporation) transactions consisted of the following:

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Promissory note additions	94,516	211,430	—	112,550	112,550
Promissory note payments(1)	131,383	221,484	—	8,739	8,739
Promissory notes settled(2)	650,981	650,981	—	—	—
Average aggregate balance	348,173	537,825	675,528	556,009	536,823
__________________________________
(1)    During the period from February 8 to September 30, 2025 (Successor), the Company used $107.5 million of cash proceeds from its Private Placement, IPO and Concurrent Private Placement to pay down its promissory notes, and $6.3 million of shares were issued in lieu of payment on the promissory notes payable by the Company to the Holding Company.
(2)    Promissory notes settled in connection with the Company’s IPO and Concurrent Private Placement during the third quarter of 2025 include $589.8 million settled through the Holding Company’s capital commitment and $61.2 million settled in exchange for subordinated loans.

Subordinated Loan Agreement

In connection with the Private Placement, the Company entered into a subordinated loan agreement with the Holding Company. Under this agreement, the Holding Company, as the lender, provided the Company, the borrower, with subordinated loans in various tranches and amounts. These amounts were determined by the total number of Class A-1, Class A-2 and Class A-3 Interests sold in the Private Placement. None of the investors purchasing Class A Interests in the Private Placement are a party to the subordinated loan agreement, and the subordinated loans are non-recourse to the holders of our Class A Interests.

In connection with the Company’s IPO and Concurrent Private Placement on August 14, 2025, the Company amended its subordinated loan agreement with the Holding Company, issuing an additional $61.2 million of subordinated loans based on the total number of Class A-1, Class A-2 and Class A-3 Interests sold.

The Company issued the following subordinated loans for the Class A-1, Class A-2 and Class A-3 Interests sold in the Private Placement and IPO and Concurrent Private Placement (in thousands, except per share data):

Share Class	Initial Loan per Share(1)	Private Placement	IPO and Concurrent Private Placement	Total Subordinated Loans(2)
Class A-1	$24,750	$6,732	$53,410	$60,142
Class A-2	$22,500	6,323	4,680	11,003
Class A-3	$20,000	3,420	3,060	6,480
		$16,475	$61,150	$77,625
__________________________________
(1)    Each subordinated loan issued at annual interest rate of 11%, compounded quarterly, with no maturity date.
(2)    As of September 30, 2025 (Successor), total subordinated loans reflects the total original issuance and outstanding principal balance.

In accordance with the Company’s amended and restated certificate of incorporation, any cash available for distribution to the holders of Class A-1, Class A-2 and Class A-3 Interests must first be used to repay the principal and accrued interest on the corresponding subordinated loans. For the three months ended September 30, 2025 (Successor) and the period from February 8 to September 30, 2025, the Company incurred $1.4 million and $1.9 million, respectively, of interest expense related to the subordinated loans, which was recognized within Interest expense, net of amounts capitalized on the Company’s condensed consolidated statements of operations.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Standards to Be Implemented

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update align the requirements in the ASC to the Securities and Exchange Commission’s (“SEC”) regulations. The effective date for each amended topic in the ASC is the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently in the process of evaluating the impact of this amendment on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This update will be effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently in the process of evaluating the impact of this amendment on its unaudited condensed consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This amendment to the Codification removes references to various Concepts Statements. This update will be effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted if adopted as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of this amendment on its unaudited condensed consolidated financial statements and related disclosures.

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

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Transaction Price

The Company applies a practical expedient to account for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the impact on the unaudited condensed consolidated financial statements of applying the revenue recognition guidance to the portfolio would not differ materially from the application of an individual wagering contract. The transaction price for a retail gaming wagering contract is the difference between wins and losses, not the total amount wagered. In addition, in the event of a multi-stage contest, the Company will allocate transaction price ratably from contest start to the contest’s final stage.

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
The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Food and beverage	$1,255	3,211	443	$1,297	$3,747

The following table provides a disaggregation of total revenue:

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Gaming	$30,442	$77,460	$10,353	$29,235	$86,851
Non-gaming:
Food and beverage	2,755	6,765	868	2,498	7,612
Other	801	1,930	266	738	2,174
Total non-gaming revenue	3,556	8,695	1,134	3,236	9,786
Total revenue	$33,998	$86,155	$11,487	$32,471	$96,637

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Contract Related Liabilities
The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities. The Company’s receivables related to contracts with customers were $8.2 thousand and $0.1 million as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively.
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
Unpaid wagers include the Company’s outstanding chip liability and unpaid slot tickets.
Liabilities related to contracts with customers as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor) were as follows:

(in thousands)	September 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Unpaid wagers	$2,559	$1,541
Loyalty programs	279	51
Advanced deposits from customers	74	1
Total	$2,912	$1,593
The Company recognized revenue from loyalty program redemptions amounting to $0.2 million and $0.5 million for the three months ended September 30, 2025 (Successor) and the period from February 8 to September 30, 2025 (Successor), respectively. Additionally, the Company recognized $0.1 million for each of the following: the period from January 1 to February 7, 2025 (Predecessor), the three months ended September 30, 2024 (Predecessor) and the nine months ended September 30, 2024 (Predecessor).

6.    BUSINESS COMBINATIONS
The Merger & Pushdown Accounting
As described in Note 1 “General Information”, Bally’s elected to apply pushdown accounting at the time of the Merger, which resulted in the following assets and liabilities of the Company being measured and recognized at their fair values as of the Closing Date.

(in thousands)	February 7, 2025	Year to Date Adjustments	Preliminary as of September 30, 2025
Property and equipment, net	$183,121	$(4,745)	$178,376
Right of use assets, net	268,014	—	268,014
Goodwill	105,506	45	105,551
Intangible assets	318,600	—	318,600
Lease liabilities	(271,080)	3,066	(268,014)
Deferred tax liability	(5,924)	—	(5,924)
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

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The estimated fair values were based on assumptions that the Company believes are reasonable. As of September 30, 2025 (Successor), Bally’s Corporation is in the process of completing its valuation of tangible and intangible assets and the allocation of the purchase price to the assets acquired and liabilities assumed, including the goodwill allocation to reporting units, which will be completed once the valuation process has been finalized.

7.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), prepaid expenses and other current assets was comprised of the following:

(in thousands)	September 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Prepaid insurance	$3,874	$8
Annual host community impact fees	3,679	2,667
Prepaid marketing	787	468
Services and license agreements	738	743
Property Taxes	562	—
Gaming taxes	540	390
Other	65	47
Total prepaid expenses and other current assets	$10,245	$4,323

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    PROPERTY AND EQUIPMENT
As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), property and equipment was comprised of the following:

(in thousands)	September 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Leasehold improvements	$24,682	$42,513
Equipment	21,826	28,096
Furniture and fixtures	2,513	469
Construction in process(1)	852	125,638
Total property and equipment	49,873	196,716
Less: Accumulated depreciation	(10,513)	(23,969)
Total property and equipment, net	$39,360	$172,747
__________________________________
(1) In connection with the signing of the Chicago MLA during the third quarter of 2025, the Company reclassified $134.8 million from construction in process to Accounts receivable, net and $162.5 million from construction in process to Other assets. Refer to Note 11 ”Leases” for further information.

Depreciation expense related to property and equipment was $4.1 million and $4.6 million for the three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor), respectively. Depreciation expense related to property and equipment was $10.5 million, $2.0 million and $13.6 million for the period from February 8 to September 30, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), respectively.

As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), the vast majority of the Company’s Construction in process was attributable to the development of the Permanent Facility. During the three and nine months ended September 30, 2024 (Predecessor), the Company capitalized $1.5 million and $5.5 million of interest, respectively, and $0.5 million of interest capitalized during the period from February 8 to September 30, 2025 (Successor). There was no interest capitalized during both the three months ended September 30, 2025 (Successor) and the period from January 1 to February 7, 2025 (Predecessor).

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

As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), the Company’s identifiable intangible assets consisted of the following:

(in thousands, except years)	Weighted Average Remaining life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2025 (Successor)
Gaming license	17.4	$318,600	$(11,372)	$307,228
Total intangible assets, net		$318,600	$(11,372)	$307,228

December 31, 2024 (Predecessor)
Gaming licenses	1.9	$250	$(29)	$221
Gaming licenses	Indefinite	186,000	—	186,000
Total intangible assets, net		$186,250	$(29)	$186,221
Amortization of intangible assets was approximately $4.4 million and $11.4 million for the three months ended September 30, 2025 (Successor) and the period from February 8 to September 30, 2025 (Successor), respectively. Amortization expense for the period from January 1 to February 7, 2025 (Predecessor) and the three and nine months ended September 30, 2024 (Predecessor) was de minimus.
The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of September 30, 2025 (Successor):

(in thousands)
Remaining 2025	$4,425
2026	17,700
2027	17,700
2028	17,700
2029	17,700
Thereafter	232,003
Total	$307,228

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.    ACCRUED AND OTHER CURRENT LIABILITIES
As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), accrued liabilities consisted of the following:

(in thousands)	September 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Construction	$22,447	$2,089
Gaming liabilities	5,035	2,037
Compensation	1,597	2,369
Property taxes	2,492	2,246
Professional service fees	1,204	2,699
Legal	832	439
Other	1,464	684
Total accrued and other current liabilities	$35,071	$12,563

11.    LEASES

Operating Leases
As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), the Company had total operating lease liabilities of $5.4 million and $210.6 million, respectively, and right of use assets of $5.5 million and $210.0 million, respectively.
On July 17, 2025, the Company entered into a new master lease agreement with GLP (the “Chicago MLA”), that amended the existing ground lease for the property on which the Company plans to develop its Permanent Facility and a development agreement with GLP (the “Chicago Development Agreement”) pursuant to which GLP has committed to advance up to $940.0 million (the “GLP Development Advances”) for the payment of hard costs used to construct the Permanent Facility in exchange for increasing the amount of rent payable to GLP under the Chicago MLA.
The Chicago MLA has an initial term of 15 years and includes four, five year options to renew and is subject to annual escalation. Annual rent under the Chicago MLA is $20 million, with additional rent equal to 8.5% of the GLP Development Advances that are granted to the Company. The amended and restated ground lease was considered a lease termination in the third quarter of 2025 due to the Company ceasing to control the use of the land effective upon signing of the Chicago MLA. As a result of the termination, the right of use asset and lease liability were derecognized, and a $0.5 million gain on lease termination was recorded. Under the Development Agreement, as construction occurs, the Company will recognize a construction receivable on the consolidated balance sheets due from the GLP. To the extent costs exceed the amount to be reimbursed by GLP, such costs are considered prepaid rent, which will be added to the associated operating lease right of use asset once the lease commences. As of September 30, 2025, the construction receivable balance was $134.8 million, classified within Accounts receivable, net and the prepaid rent balance was $161.8 million, classified within Other assets. In addition, the Company incurred a loss on sale of assets to GLP of $3.6 million during the third quarter of 2025 related to construction costs previously capitalized that were determined not to represent prepaid rent. This loss is classified within General and administrative on the condensed consolidated statements of operations. During the fourth quarter of 2025, the Company received the first reimbursement from GLP of $125.4 million.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Components of lease expense, included within General and administrative in the condensed consolidated statements of operations, for operating leases were as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Operating lease cost	$2,136	$11,932	$2,560	$2,200	$4,488
Variable lease cost	149	210	14	1	24
Operating lease expense	2,285	12,142	2,574	2,201	4,512
Short-term lease expense	905	2,257	466	884	2,571
Total operating lease expense	$3,190	$14,399	$3,040	$3,085	$7,083

Supplemental cash flow and other information related to operating leases is as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$2,865	$12,784	$2,548	$1,095	$3,356
Right of use assets obtained in exchange for operating lease liabilities	—	$—	—	201,706	$201,706
Derecognition of operating leases	(259,607)	$(259,607)	—	—	—
Derecognition of financing obligation	—	$—	—	(200,000)	$(200,000)

	September 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Weighted average remaining lease term	1.2 years	92.9 years
Weighted average discount rate	6.0%	9.9%
As of September 30, 2025 (Successor), future minimum lease payments(1) under noncancellable operating leases are as follows:

(in thousands)
Remaining 2025	$1,124
2026	4,361
2027	94
Total lease payments	5,579
Less: present value discount	(193)
Lease obligations	$5,386
_________________________________
(1) Excludes future minimum lease payments of $318.7 million related to leases signed but not yet commenced.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.    COMMITMENTS AND CONTINGENCIES
Community Host Agreement
As mentioned in Note 1 “General Information”, the Company signed a host community agreement with the City of Chicago to develop a Permanent Facility, Bally’s Chicago, for $1.34 billion. No assurance can be made that this estimate will not materially change during the development of the facility. As of September 30, 2025 (Successor), approximately $900.0 million of this commitment remains.

In connection with the entry into the host community agreement with the City of Chicago, the Company is required to pay annual fixed host community impact fees of $4.0 million. Additionally, Bally’s Corporation provided the City of Chicago with a performance guaranty whereby Bally’s Corporation agreed to have and maintain available financial resources in an amount reasonably sufficient to allow the Company to complete its obligations under the host community agreement. Upon notice from the City of Chicago that the Company has failed to perform various obligations under the host community agreement, Bally’s Corporation has indemnified the City of Chicago against any and all liability, claim or reasonable and documented expense the City of Chicago may suffer or incur by reason of any nonperformance of any of the Company’s obligations. The guaranty will terminate two years after the later of (i) the date on which the Permanent Facility commences operations or (ii) the date on which Bally’s Chicago achieves final completion as defined in the host community agreement.

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

Corporate Services Agreement

The Company has a Corporate Services Agreement with Bally’s Corporation requiring a fixed monthly payment of $5.0 million, beginning with the commencement of operations at the Temporary Facility. The Corporate Services Agreement provides the Company with certain administrative and corporate services from Bally’s Management Group, LLC. These fixed payments are in addition to certain expenses such as personnel and administrative costs allocated to the Company, based on an estimated percentages of time spent on the Company’s activities by corporate employees. In accordance with the Corporate Services Agreement, the Company recorded $15.0 million, $15.0 million, $38.9 million, $6.1 million and $45.0 million during the three months ended September 30, 2025 (Successor), the three months ended September 30, 2024 (Predecessor), the period from February 8 to September 30, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), respectively, within Management fees to Bally's Corporation in the condensed consolidated statements of operations.

13.    SEGMENT REPORTING

The Company has two operating and reportable segments: Temporary Casino and Permanent Casino. The “Other adjustments” include certain unallocated corporate operating expenses and other adjustments to reconcile to the Company’s consolidated results including, among other expenses, compensation for certain executives and other transaction costs. The prior year results presented below were reclassified to conform to the new segment presentation.

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

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue
Temporary Casino	$33,998	$86,155	$11,487	$32,471	$96,637
Permanent Casino	—	—	—	—	—
Total revenue	$33,998	$86,155	$11,487	$32,471	$96,637

Permanent Casino Loss from Operations	$(11,197)	$(28,223)	$(3,536)	$(153,388)	$(156,591)

Temporary Casino Adjusted EBITDAR(1)	$2,045	$5,294	$(917)	$3,191	$8,877

Temporary Casino Operating costs and expenses excluded from Adjusted EBITDAR
Depreciation and amortization	(4,120)	(10,485)	(1,976)	(4,563)	(13,633)
Expansion costs(2)	—	—	—	—	(112)
Management fees to Bally's Corporation	(15,000)	(38,871)	(6,129)	(15,000)	(45,000)
Other expenses
Total other expense, net(3)	(1,355)	(1,355)	—	(1,479)	(5,425)
Other adjustments	(339)	(2,010)	(314)	(17)	(1,185)
Loss before provision for income taxes	(29,966)	(75,650)	(12,872)	(171,256)	(213,069)
(Provision) benefit for income taxes	(3,348)	(3,348)	—	—	—
Total Net loss	$(26,618)	$(72,302)	$(12,872)	$(171,256)	$(213,069)
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

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth significant segment expenses and other segment items by reportable segment (in thousands):

	Successor		Predecessor
	Three Months Ended September 30, 2025	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Temporary Casino
Revenue	$33,998	$86,155	$11,487	$32,471	$96,637
Less: Segment expenses
Marketing costs	2,855	7,436	1,390	3,334	8,217
Gaming tax	9,395	23,765	3,271	9,209	27,370
Compensation	11,291	28,726	4,482	8,782	26,378
Casino property costs	4,979	10,717	590	2,504	7,442
General and administrative	2,593	6,984	770	1,853	5,547
Other segment items (1)	840	3,233	1,901	3,598	12,806
Temporary Casino EBITDAR	$2,045	$5,294	$(917)	$3,191	$8,877

Permanent Casino
Revenue	$—	$—	$—	$—	$—
Less: segment expenses
Expansion costs	5,289	7,526	1,348	2,333	5,536
Rent expense	944	8,759	2,179	1,055	1,055
Loss on sale-leaseback	—	—	—	150,000	150,000
Amortization of gaming license	4,425	11,399	9	—	—
Other segment items (1)	539	539	—	—	—
Permanent Casino Loss from Operations	$(11,197)	$(28,223)	$(3,536)	$(153,388)	$(156,591)
__________________________________
(1)    Other segment items includes Gaming and non-gaming expenses and certain other immaterial costs and allocations.

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Capital Expenditures
Temporary Casino	$1,216	$2,242	$—	$250	$389
Permanent Casino	27,886	84,317	10,969	71,362	109,864
Total	$29,102	$86,559	$10,969	$71,612	$110,253

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	September 30, 2025 (Successor)	December 31, 2024 (Predecessor)
Total assets
Temporary Casino	$198,795	$79,208
Permanent Casino	582,452	512,686
Other(1)	941	8,011
Total	$782,188	$599,905
__________________________________
(1)    Other primarily includes capitalized costs associated with the Company’s proposed initial public offering and certain other unallocated Corporate assets.

14. REDEEMABLE NON-CONTROLLING INTEREST

In conjunction with the Reorganization, the Holding Company acquired 30,000 of the total issued and outstanding 33,326 LLC interests in the Operating Company, representing an initial 90% economic interest in the Operating Company. Subsequent to the Initial Public Offering and Concurrent Private Placement, the Holding Company’s economic interest in the Operating Company was reduced to 81%. Pursuant to its limited liability company agreement with the Operating Company (the “LLC Agreement”), as amended and restated on March 10, 2025, upon a change in control event, the Company, as the sole managing member, may redeem all or a portion of the LLC interests along with an equal number of Class B interests in exchange for either (a) shares of Class A Interests in the Company; or, (b) at the election of the Company, an approximately equivalent amount of cash as determined pursuant to the terms of the LLC Agreement. In connection with such redemption, a corresponding number of shares of Class B interests held by the Holding Company will be cancelled. The cash redemption election is not considered to be within the control of the Company because the holders of Class B interests, the Holding Company, control the Company through direct representation on the Board of Directors.

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

As a result of the Company’s IPO and Concurrent Private Placement on August 14, 2025, the Holding Company’s voting power in the Company and economic interest in the Operating Company were updated to 90% and 81%, respectively. Additionally, as a result of the Company’s IPO and Concurrent Private Placement on August 14, 2025, the Holding Company forgave $589.8 million of promissory notes in satisfaction of its capital commitment to the Company.

The redemption of the non-controlling interest is tied to the occurrence of a contingent event, which is not considered probable as of September 30, 2025 (Successor), and as such, the redeemable non-controlling interests have not been subsequently remeasured.

Net loss attributable to redeemable non-controlling interest was $21.6 million and $53.2 million for the three months ended September 30, 2025 (Successor) and period from February 8 to September 30, 2025 (Successor), respectively. There was no net loss attributable to redeemable non-controlling interest for the period from January 1 to February 7, 2025 (Predecessor) or the three and nine months ended September 30, 2024 (Predecessor).

As of September 30, 2025 (Successor), redeemable non-controlling interest was $536.6 million. There was no redeemable non-controlling interest as of December 31, 2024 (Predecessor).

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15.    LOSS PER SHARE

The reconciliation of the weighted average shares outstanding for basic and diluted loss per share is as follows:

	Successor		Predecessor
(in thousands, except per share data)	Three Months Ended September 30, 2025	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net loss attributable to Bally's Chicago, Inc.	$(4,984)	$(19,111)	$(12,872)	$(171,256)	$(213,069)

Weighted average common shares outstanding, basic	3,250	2,529	100	100	100
Weighted average common shares outstanding, diluted	3,250	2,529	100	100	100

Per share data
Basic loss per share	$(1,534)	$(7,557)	$(128,720)	$(1,712,560)	$(2,130,690)
Diluted loss per share	$(1,534)	$(7,557)	$(128,720)	$(1,712,560)	$(2,130,690)

There were 1,961 and 1,096 Class A Interests that were considered anti-dilutive for the three months ended September 30, 2025 (Successor) and the period from February 8 to September 30, 2025 (Successor), respectively. As the condensed consolidated statements of operations is in a net loss position for this period, the potentially dilutive effects of these shares were excluded from the calculation of diluted loss per share because of the effect of including such potentially dilutive shares would have been anti-dilutive upon conversion under the if-converted method. There were no shares that were considered anti-dilutive for the period from January 1 to February 7, 2025 (Predecessor), or the three and nine months ended September 30, 2024 (Predecessor).

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

Through our IPO and Concurrent Private Placement we sold a total of 3,690 additional Class A Interests to certain investors for an aggregate purchase price of $31.1 million consisting of the following share classes and price per share:

Share Class	Number of Shares	Price Per Share
Class A-1	2,158	$250
Class A-2	208	$2,500
Class A-3	153	$5,000
Class A-4 (1)	1,171	$25,000

In connection with the IPO and Concurrent Private Placement, we amended and restated the subordinated loan agreement with the Holding Company, pursuant to which the Holding Company made additional subordinated term loans to the Company totaling $61.2 million at an annual interest rate of 11%, compounded quarterly, with no maturity date.

Additionally, on August 14, 2025, we entered into an LLC interests subscription agreement with the Operating Company, purchasing 3,685 additional LLC interests of the Operating Company for total purchase price of $92.1 million, reducing the Holding Company’s economic interest in the Operating Company to 81%. We will continue to consolidate Operating Company as the sole managing member in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, and consequently, the Holding Company’s ownership interest in the Operating Company will continue to be represented as non-controlling interest in our consolidated financial statements. Refer to Note 2 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

The Three Months Ended September 30, 2025 (Successor), Period from February 8 to September 30, 2025 (Successor) and the Period from January 1 to February 7, 2025 (Predecessor) Compared to the Three and Nine Months ended September 30, 2024 (Predecessor)
Our operating results for the three months ended September 30, 2025 (Successor), the three months ended September 30, 2024 (Predecessor), the period from February 8 to September 30, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor) are not indicative of future operating results because we have dedicated the first several years of our corporate existence to the design, development and construction of our Permanent Facility in Chicago.
The following table presents, for the periods indicated, certain revenue and income items:

	Successor		Predecessor
(in millions)	Three Months Ended September 30, 2025	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total Revenue	$34.0	$86.2	$11.5	$32.5	$96.6
Loss from operations	(28.6)	(74.3)	(12.9)	(169.8)	(207.6)
Net loss	(26.6)	(72.3)	(12.9)	(171.3)	(213.1)

Segment Performance
The following table presents, for the periods indicated, condensed consolidated statements of operations data:

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue:
Gaming revenue
Temporary Casino	$30,442	$77,460	$10,353	$29,235	$86,851
Permanent Casino	—	—	—	—	—
	30,442	77,460	10,353	29,235	86,851
Non-gaming revenue
Temporary Casino	3,556	8,695	1,134	3,236	9,786
Permanent Casino	—	—	—	—	—
	3,556	8,695	1,134	3,236	9,786
Total revenue	$33,998	$86,155	$11,487	$32,471	$96,637

Operating costs and expenses:
Gaming expenses
Temporary Casino	$16,444	$42,247	$6,039	$15,078	$44,322
Permanent Casino	—	—	—	—	—
	16,444	42,247	6,039	15,078	44,322
Non-gaming expenses
Temporary Casino	3,010	7,925	1,260	2,132	5,928
Permanent Casino	—	—	—	—	—
	3,010	7,925	1,260	2,132	5,928
Total gaming and non-gaming expenses	$19,454	$50,172	$7,299	$17,210	$50,250
General and administrative
Temporary Casino	12,499	30,689	5,105	12,070	37,622
Permanent Casino	6,772	16,824	3,527	3,388	6,591
Other	339	2,010	314	17	1,185
Total general and administrative	$19,610	$49,523	$8,946	$15,475	$45,398
Revenue
Total revenue for the three months ended September 30, 2025 (Successor) compared to the three months ended September 30, 2024 (Predecessor) and the Predecessor period from January 1 to February 7, 2025 and Successor period from February 8 to September 30, 2025 compared to the nine months ended September 30, 2024 (Predecessor), remained relatively consistent year-over-year. Once our Permanent Facility is operational, we expect our revenues will be primarily generated by gaming and entertainment offerings, with remaining revenues from other non-gaming operations, including hotel, food and beverage, and retail, entertainment and other.

Gaming and non-gaming expenses
Gaming and non-gaming expenses for the three months ended September 30, 2025 (Successor) compared to the three months ended September 30, 2024 (Predecessor) and the Predecessor period from January 1 to February 7, 2025 and Successor period from February 8 to September 30, 2025 compared to the nine months ended September 30, 2024 (Predecessor) increased primarily due to increased costs associated with the ramp up of employment at our temporary casino coupled with increased costs related to the introduction of additional entertainment and dining options for our customers.

General and administrative
General and administrative expenses for the three months ended September 30, 2025 (Successor) compared to the three months ended September 30, 2024 (Predecessor) increased $4.1 million primarily due to the additional rent expense associated with the lease agreement with GLP Capital, L.P. (“GLP”) that was signed in the third quarter of 2024 related to the land under our permanent casino project. General and administrative expenses for the Successor period from February 8 to September 30, 2025 and the Predecessor period from January 1 to February 7, 2025 increased $13.1 million when compared to the nine months ended September 30, 2024 (Predecessor), primarily attributable to the increased rent expense and additional expansion costs associated with the development of our permanent casino.
Depreciation and amortization
Depreciation and amortization expense for the three months ended September 30, 2025 (Successor) compared to the three months ended September 30, 2024 (Predecessor) increased $4.0 million. Depreciation and amortization expense for the Successor period from February 8 to September 30, 2025 and the Predecessor period from January 1 to February 7, 2025 increased $10.2 million when compared to the nine months ended September 30, 2024 (Predecessor). Increases for all periods is driven by the amortization of the Company’s gaming license during the Successor period from February 8 to September 30, 2025, which was determined to be finite-lived, with an estimated useful life of 18 years in connection with the Merger.
Other income (expense), net
The change in total other income (expense), net, when comparing the nine months ended September 30, 2024 (Predecessor) to the Successor period from February 8 to September 30, 2025 and the Predecessor period from January 1 to February 7, 2025 is directly attributable to the interest expense related to the Company’s previous long-term financing obligation for the Company’s ground lease in the prior year.

Benefit for income taxes
During the three months ended September 30, 2025 (Successor) and the period from February 8 to September 30, 2025 (Succesor), the Company recorded a benefit for income tax of $3.3 million, reflecting a discrete benefit for the reduction in its valuation allowance in the third quarter of 2025 in connection with the signing of the Chicago MLA. Additionally, in the third quarter of 2025, the Company evaluated the impact of the enactment of the One Big Beautiful Bill and determined that any additional change in the net deferred tax asset position, would have a corresponding increase in valuation allowance.
There was no provision expense or benefit for income tax recorded during the period from January 1 to February 7, 2025 (Predecessor), and the three and nine months ended September 30, 2024 (Predecessor) in the condensed consolidated statements of operations as the Company had established a full valuation allowance against the net deferred tax asset position.
KEY PERFORMANCE INDICATORS

Temporary Casino Adjusted EBITDAR for the three months ended September 30, 2025 (Successor) compared to the three months ended September 30, 2024 (Predecessor) and the Predecessor period from January 1 to February 7, 2025 and Successor period from February 8 to September 30, 2025 compared to the nine months ended September 30, 2024 (Predecessor) decreased year over year primarily due to increased operating costs associated with the ramp up of employment at our temporary casino coupled with increased costs related to the introduction of additional entertainment and dining options for our customers.

Permanent Casino loss from operations for the three months ended September 30, 2025 (Successor) compared to the three months ended September 30, 2024 (Predecessor) and the Predecessor period from January 1 to February 7, 2025 and Successor period from February 8 to September 30, 2025 compared to the nine months ended September 30, 2024 (Predecessor) increased year over year primarily due to the additional rent expense associated with the lease agreement with GLP in the current year related to the land under our permanent casino project.

The following table sets forth the measures of segment performance for the Company’s two reportable segments, reconciled to net loss on a consolidated basis. The Other adjustments category is included in the following table in order to reconcile the segment information to the Company’s unaudited condensed consolidated financial statements.

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue
Temporary Casino	$33,998	$86,155	$11,487	$32,471	$96,637
Permanent Casino	—	—	—	—	—
Total revenue	$33,998	$86,155	$11,487	$32,471	$96,637

Permanent Casino Loss from Operations	$(11,197)	$(28,223)	$(3,536)	$(153,388)	$(156,591)
Temporary Casino Adjusted EBITDAR(1)	$2,045	$5,294	$(917)	$3,191	$8,877

Temporary Casino Operating costs and expenses excluded from Adjusted EBITDAR
Depreciation and amortization	(4,120)	(10,485)	(1,976)	(4,563)	(13,633)
Expansion costs(2)	—	—	—	—	(112)
Management fees to Bally's Corporation	(15,000)	(38,871)	(6,129)	(15,000)	(45,000)
Total Temporary Casino operating costs and expenses	(17,075)	(44,062)	(9,022)	(16,372)	(49,868)
Other expenses
Total other expense, net(3)	(1,355)	(1,355)	—	(1,479)	(5,425)
Other adjustments	(339)	(2,010)	(314)	(17)	(1,185)
Loss before provision for income taxes	(29,966)	(75,650)	(12,872)	(171,256)	(213,069)
(Provision) benefit for income taxes	(3,348)	(3,348)	—	—	—
Total Net loss	$(26,618)	$(72,302)	$(12,872)	$(171,256)	$(213,069)
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

Liquidity and Capital Resources

Cash Flows Summary

	Successor	Predecessor
(in thousands)	Period from February 8 to September 30, 2025	Period from January 1 to February 7, 2025	Nine Months Ended September 30, 2024
Net cash used in operating activities	$(94,156)	$(6,136)	$(47,218)
Net cash used in investing activities	(86,559)	(10,969)	(110,253)
Net cash provided by financing activities	171,267	21,170	103,723
Net change in cash and restricted cash	(9,448)	4,065	(53,748)
Cash and restricted cash, beginning of period	18,584	14,519	71,305
Cash and restricted cash, end of period	$9,136	$18,584	$17,557

Operating Activities

Net cash used in operating activities for the Successor period from February 8 to September 30, 2025 was $94.2 million, $6.1 million for the Predecessor period from January 1 to February 7, 2025, and $47.2 million for the nine months ended September 30, 2024 (Predecessor). All periods presented were impacted by net loss positions and changes in working capital associated with the Company’s expansion.

Investing Activities

Net cash used in investing activities for the Successor period from February 8 to September 30, 2025 was $86.6 million, $11.0 million for the Predecessor period from January 1 to February 7, 2025 and $110.3 million for the nine months ended September 30, 2024 (Predecessor), respectively. The Company’s cash used in investing activities for the respective periods were directly attributable to capital expenditures in connection with design and development of the permanent casino.

Financing Activities

Net cash provided by financing activities for the Successor period from February 8 to September 30, 2025 was $171.3 million and net cash provided by financing activities for the Predecessor period from January 1 to February 7, 2025 and the nine months ended September 30, 2024 (Predecessor) were $21.2 million and $103.7 million, respectively. Cash provided by financing activities during the periods presented is primarily attributable to the financing provided by Bally’s Corporation, combined with the Private Placement proceeds during the Successor period from February 8 to September 30, 2025.

Contractual Obligations and Commitments

Host Community Agreement

On June 9, 2022, the Operating Company signed a host community agreement (the “HCA”) with the City of Chicago to develop a destination casino resort. The HCA establishes a minimum capital investment of $1.34 billion on the design, construction and equipping of our temporary casino and our Permanent Facility. As of September 30, 2025 (Successor), approximately $900.0 million of this commitment remains. The actual cost of the development may exceed this minimum capital investment amount. In addition, land acquisition costs and financing costs, among other types of costs, are not counted toward meeting this minimum capital investment amount.

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

The Chicago MLA has an initial term of 15 years and includes four, five year options to renew and is subject to annual escalation. Annual rent under the Chicago MLA is $20.0 million, with additional rent equal to 8.5% of the GLP Development Advances that are granted to the Company. The amended and restated ground lease was considered a lease termination in the third quarter due to the Company ceasing to control the use of the land effective upon signing of the Chicago MLA. As a result of the termination, the right of use asset and lease liability were derecognized, and a $0.5 million gain on lease termination was recorded. Under the Development Agreement, as construction occurs, the Company will recognize a construction receivable on the consolidated balance sheets due from the GLP. To the extent costs exceed the amount to be reimbursed by GLP, such costs are considered prepaid rent, which will be added to the associated operating lease right of use asset once the lease commences. As of September 30, 2025, the construction receivable balance was $134.8 million, classified within Accounts Receivable, and the prepaid rent balance was $161.8 million, classified within Other Assets. In addition, the Company incurred a loss on sale of assets to GLP of $3.6 million during the third quarter of 2025 related to construction costs previously capitalized that were determined not to represent prepaid rent. This loss is classified within General and administrative on the condensed consolidated statements of operations. During the fourth quarter of 2025, the Company received the first reimbursement from GLP of $125.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company did not have during the periods covered by this Quarterly Report on Form 10-Q, and does not currently have, any market risk sensitive instruments, as defined in the rules and regulations of the SEC.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and participation of its President and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s President and Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
The Company is in the process of designing and implementing internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) following the completion of its initial public offering. During the quarter ended September 30, 2025, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings

On January 29, 2025, the American Alliance for Equal Rights and certain other individuals filed a complaint against the City of Chicago, certain members of the Illinois Gaming Board, the Operating Company and the Company, alleging that the requirements that 25% of the Operating Company’s equity be owned by individuals that are women or minorities or woman- or minority-owned and controlled entities (the “Criteria”) violate federal laws and seeking, among other remedies, permanent injunctions to prevent the Illinois Gaming Board members from enforcing 230 ILCS 10/6(a-5)(9), to allow shareholders to sell their Class A Interests to white males, to mandate the rescission of the host community agreement, and to require the rescission of shares sold under the Criteria. In addition, on January 30, 2025, a complaint was filed against the City of Chicago (including the Mayor and Treasurer in their official capacities), certain members of the Illinois Gaming Board, Bally’s Corporation and the Company, also alleging that the Criteria violate federal laws and seeking, among other remedies, permanent injunctions to prevent the implementation of the HCA’s requirements for minority and woman ownership in the Company, and to prevent the exclusion of “otherwise qualified individuals” from participating in the Company’s ownership, Board, or employment. On January 31, 2025, an emergency motion was filed for preliminary injunction and temporary restraining order, seeking to preclude the closing of the offering while the case proceeds on the merits. On February 6, 2025, the court denied the plaintiffs’ request for a temporary restraining order to enjoin our initial public offering. In response to the filing of our amended S-1 on April 22, 2025, which removed the Criteria, plaintiffs in both lawsuits voluntarily dismissed their claims against all defendants (the former with prejudice on June 6, 2025 and the latter without prejudice on April 30, 2025).

We incurred substantial costs defending these lawsuits, and if any person were to bring such a lawsuit against us in the future, we could incur additional substantial costs defending against any additional lawsuits. In addition, the time and attention of our management could be diverted from our business and operations in defense of these lawsuits.

We are party to other various legal proceedings that have arisen in the normal course of our business. Such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings will not materially impact our consolidated financial condition or results of operations. While we maintain insurance coverage that we believe is adequate to mitigate the risks of such proceedings, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.

Item 1A. Risk Factors
There have been no material changes to our risk factors contained in the “Risk Factors” section of the Company’s Annual Report on Form S-1, as amended, for the fiscal year ended December 31, 2024, filed with the SEC on August 14, 2025.
Item 5. Other Information
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description
10.1*	Promissory Note, dated as of August 14, 2025, issued by Bally’s Chicago Inc. in favor of Bally’s Chicago Holding Company LLC
10.2
Amended and Restated Ground Lease, dated July 17, 2025, by and between Bally’s Chicago Operating Company, LLC and GLP Capital, L.P. (incorporated by reference to Exhibit 10.20 to the registration statement on Form S-1 filed (File No. 333-283772) on August 5, 2025)

10.3
Development Agreement, date July 17, 2025, by and between Bally’s Chicago Operating Company, LLC and GLP Capital, L.P. (incorporated by reference to Exhibit 10.21 to the registration statement on Form S-1 (File No. 333-283772) on August 5, 2025)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 333-283772) on August 15, 2025)
10.5	Form of Placement Agent Agreement for Private Placements (incorporated by reference to Exhibit 10.32 to the registration statement on Form S-1 filed (File No. 333-283772) on August 5, 2025)
10.6	Form of Subscription Agreement for Private Placements (incorporated by reference to Exhibit 10.33 to the registration statement on Form S-1 filed (File No. 333-283772) on August 5, 2025)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the in interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Chicago, Inc.’s Quarterly report on Form 10-Q for the Quarter ended September 30, 2025, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

Signatures

Pursuant tot he requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 2025.

BALLY’S CHICAGO, INC.

By:	/s/ H.C. CHARLES DIAO
H.C. Charles Diao
Chief Financial Officer
(Principal Financial and Accounting Officer)