Form 10-K
period 2025-12-31
Bally's Chicago, Inc.
filed 2026-03-31
CIK 1935799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-283772
BALLY’S CHICAGO, INC.
(Exact name of registrant as specified in its charter)

Delaware			88-2870098
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
100 Westminster Street	Providence,	RI	02903
(Address of principal executive offices)			(Zip Code)
(401) 475-8474
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A-1 common stock, par value $0.001 per share	N/A	N/A
Class A-2 common stock, par value $0.001 per share	N/A	N/A
Class A-3 common stock, par value $0.001 per share	N/A	N/A
Class A-4 common stock, par value $0.001 per share	N/A	N/A
Class B common stock, par value $0.001 per share	N/A	N/A
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule
405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant was not a public company as of June 30, 2025, the last business day of its most recent completed second quarter, and therefore, cannot calculate the aggregate market value of its voting common stock held by non-affiliates as of such date.
As of March 16, 2026, the registrant had 2,430 shares of Class A-1 common stock, 489 shares of Class A-2 common stock, 324 shares of Class A-3 common stock, 3,773 shares of Class A-4 common stock, and 30,000 shares Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

BALLY’S CHICAGO INC.
ANNUAL REPORT ON FORM 10-K

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the federal securities laws.
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
Forward-looking statements speak only as of the time of this Annual Report on Form 10-K and we do not undertake to update or revise them as more information becomes available, except as required by law.
Important factors beyond those that apply to most businesses, some of which are beyond our control, that could cause actual results to differ materially from our expectations and assumptions include, without limitation:
•unexpected costs, difficulties integrating and other events impacting our completed acquisitions and our ability to realize anticipated benefits;
•unexpected costs and other events impacting our planned construction projects, including Bally’s Chicago;
•risks associated with our rapid growth, including those affecting customer and employee retention, integration and controls;
•risks associated with the impact of the digitalization of gaming on our casino operations, our expansion into online gaming (“iGaming”) and sports betting and the highly competitive and rapidly changing aspects of our interactive businesses generally;
•the very substantial regulatory restrictions applicable to us, including costs of compliance;
•global economic challenges, including the impact of the war in Ukraine, rising inflation, rising interest rates, tariffs and trade policy changes and supply-chain disruptions could cause economic uncertainty and volatility;
•restrictions and limitations in agreements to which we are subject, including our debt, could significantly affect our ability to operate our business and our liquidity; and
•other risks identified in Part I. Item 1A. “Risk Factors” of this Annual Report on Form 10‑K.
The foregoing list of important factors is not exclusive and does not include matters like changes in general economic conditions that affect substantially all gaming businesses.
You should not place undue reliance on our forward-looking statements.

PART I
ITEM 1.BUSINESS
Bally’s Chicago, Inc. (the “Company”, “Bally’s Chicago”, “we”, “our”, “us”), a Delaware corporation, is a majority owned subsidiary of Bally’s Chicago Holding Company, LLC (the “Holding Company”), a wholly owned subsidiary of Bally’s
Corporation.
Our Company
Our mission is to design, build and operate a world-class entertainment destination resort, befitting Chicago’s status as a world-
class city.
We are a gaming, hospitality and entertainment company with the singular focus of building and operating a world-class entertainment destination resort in Chicago, Illinois. We intend to provide both Chicago residents and business and leisure travelers visiting Chicago with physical and interactive entertainment and gaming experiences.
Bally’s Corporation
Our ultimate parent, Bally’s Corporation (“Bally’s” or the “Parent”), is a global gaming, hospitality, entertainment and technology company with an expanding international footprint across casino, interactive and lottery markets. Bally’s
Corporation provides its customers and partners with physical and interactive entertainment and gaming experiences worldwide. Bally’s Corporation’s offerings include traditional casino gaming, iGaming, online bingo, sportsbook, free-to-play games and technology driven lottery and gaming solutions.
As of December 31, 2025, Bally’s Corporation owns and manages 20 casinos globally, including in the United Kingdom and in
11 states across the United States (“US”), along with a golf course in New York and horse racetracks in Colorado and forthcoming in Wyoming. Bally’s also owns Bally Bet Sportsbook & Casino, a premier sports betting and iCasino platform licensed in 14 jurisdictions in North America, and a majority equity interest in Bally’s Intralot S.A. which is active in 39 jurisdictions worldwide and is comprised of a global lottery, technology, management and services business and also the
Bally’s Interactive International division, a leading global interactive gaming operator. Bally’s also has rights to developable land in Las Vegas at the site of the former Tropicana Las Vegas and has been awarded a license to build a full-scale casino and resort in The Bronx, New York, in addition to the Company’s planned integrated destination resort in Chicago, Illinois.
Our Strategy and Business Developments
Reorganization and Capital Formation
On March 10, 2025, the company completed a series of Initial Private Placements, issuing Class A Interests across four subclasses (A‑1 through A‑4) to Accredited Investors, and concurrently, the company sold additional Class A‑4 Interests to the
Holding Company. On August 15, 2025, Bally’s Chicago completed its Initial Public Offering, structured as a Community
Investment Program allowing non‑accredited Chicago and Illinois residents to invest, and concurrent private placement. These transactions successfully delivered significant community ownership, supporting the Company’s regulatory and contractual commitments.
Casino Design & Construction
Bally’s Chicago Operating Company, LLC (the “Operating Company”), an indirect subsidiary of the Company, is a party to a host community agreement with the City of Chicago to develop a destination casino resort, to be named Bally’s Chicago, in downtown Chicago, Illinois. The project also provided the Company with the exclusive right to operate a temporary casino (the
“Temporary Facility”) for up to three years while the permanent casino resort is constructed.
We are building a destination casino, hotel and entertainment venue that will showcase “The Best of Chicago” arts and culture, food and sports, and curated dining and entertainment experiences. Our permanent resort and casino in Chicago will be located on the 30-acre property which previously hosted the Chicago Tribune Publishing Center, at the intersection of Chicago Avenue and Halsted Street in downtown Chicago, and will look to transform this currently underutilized site into a major economic driver for the city. Our permanent resort and casino will be in close proximity to a wide range of hotels, theaters, bars, restaurants, major shopping districts and the McCormick Place Convention Center, the proximity to which will help drive traffic to our permanent resort and casino, primarily due to our differentiated gaming attractions in comparison to other offerings in this geographic location.

In developing the entertainment destination resort, we intend to adhere to Bally’s community-first policy, which is a fundamental and defining element of who we are as a company. We believe that in every community in which Bally’s operates, it has built strong, lasting partnerships with local residents and businesses. Chicago will be no different. With this project, we are committed to ensuring that our permanent resort and casino generates significant economic stimulus and creates a wealth of employment opportunities for the greater Chicago community.
During 2025, we continued making significant progress on the development of our permanent casino, hotel and entertainment complex. As previously disclosed, demolition began in July 2024 and has now been fully completed and construction activities advanced materially throughout 2025.
The development continues to follow our community and sustainability commitments. The construction is being executed by the Chicago Community Builders Collective, a minority-led general contracting consortium, supporting our goals related to
MBE and WBE participation and local hiring initiatives. The project design continues to incorporate environmental and urban-
planning considerations along the Chicago River, including the relocation of the hotel tower to mitigate impacts on critical water infrastructure.
In 2024, the Company entered into a Binding Term Sheet to form a strategic construction and financing arrangement with GLP
Capital, L.P. (“GLP”) which includes the funding to complete the construction of the Permanent Facility under a new master lease agreement with the Company (“Chicago MLA”).
On July 17, 2025, the Company entered into the Chicago MLA with GLP, that amended the existing ground lease for the property on which the Company is developing the Permanent Facility and a development agreement with GLP (the “Chicago
Development Agreement”) pursuant to which GLP has committed to advance up to $940 million (the “GLP Development
Advances”) for the payment of hard costs used to construct the Permanent Facility in exchange for increasing the amount of rent payable to GLP under the Chicago MLA.
Our Relationship with the City of Chicago
We are designing, developing and constructing a world-class entertainment destination resort in partnership with the City of
Chicago. In connection with this partnership, we have entered into various agreements and development programs as set forth below.
The Host Community Agreement provides that in the event that 75% of the gaming area of our permanent resort and casino is not completed and open to the general public by December 10, 2026 (the “Completion Deadline”), subject to any extensions as a result of Force Majeure Periods (as defined in the Host Community Agreement), we must pay the City of Chicago an amount, calculated on a daily basis, equal to the product of (i) 85% of the projected local tax revenue multiplied by (ii) the number of days since the Completion Deadline, until 75% of the gaming area of our permanent resort and casino is completed and opens to the general public; provided that any local tax revenue actually received for such period shall not be subtracted from any amounts due to the City of Chicago.
In addition, the Host Community Agreement also provides that in the event that 90%, taken as a whole, of our permanent resort and casino is not completed (as evidenced by the issuance of a temporary certificate of occupancy by the City of Chicago’s
Department of Buildings) by the Completion Deadline, subject to any extensions as a result of Force Majeure Periods (as defined in the Host Community Agreement), we must pay the City of Chicago an amount, calculated on a daily basis, equal to the product of (i) 10% of the projected local tax revenue multiplied by (ii) the number of days since the Completion Deadline, until 90%, taken as a whole, of our permanent resort and casino is completed (as evidenced by the issuance of a temporary certificate of occupancy by the City of Chicago’s Department of Buildings).
If we show we timely commenced and have been diligently pursuing the construction of our permanent resort and casino, the
City of Chicago may consent up to two three-month extensions of the Completion Deadline, followed by one two-month extension of the Completion Deadline, for a possible total extension of eight months. The first extension shall be consented to automatically by the City of Chicago and any subsequent consent shall not be unreasonably withheld, conditioned or delayed.

Marketing
In order to be competitive, we and Bally’s Corporation intend on holding various promotions and special events at our resort and casino, including operating a loyalty program for gaming patrons. In addition, we anticipate participating in cross marketing and sales campaigns developed by Bally’s Corporation, including across geographic zones and countries. We believe this arrangement will significantly enhance our resort and casino’s ramp-up period, reduce marketing costs through scale synergies and enhances cross- revenue opportunities.
Additionally, we intend to devote considerable resources to attracting non-gaming customers to our resort and casinos in order to grow our customer base over time by undertaking a variety of advertising and marketing activities.
Bally’s Corporation employs a public relations and advertising team that is partially dedicated to our resort and casino and that intends on cultivating media relationships, promoting the Bally’s brand and directly liaising with customers within select geographies in the Midwest in order to explore media opportunities in various markets. We plan our advertising activities to be rolled out through a variety of local and regional media platforms, including digital, social media, print, television, online, outdoor, on property (as permitted under Illinois law and any other applicable local laws) as well as collateral and direct mail pieces. We also intend to engage celebrities for marketing activities. We believe that these marketing and incentive programs will increase our brand awareness and drive further visitation to our resort and casino.
Competition
The gaming industry is characterized by a high degree of competition among a large number of operators, including land‑based casinos, Native American properties, online gaming, sports betting, Video Lottery Terminals (“VLTs”), sweepstakes, fantasy sports, and countless non‑gaming leisure alternatives. Our Chicago resort and casino will compete directly with other gaming properties in Illinois, as well as in adjacent states such as Indiana and Wisconsin. In some instances, particularly with Native
American casinos, our competitors pay substantially lower taxes or no taxes at all. We believe that increased legalized gaming in other states, particularly in areas close to our Chicago resort and casino and the development or expansion of Native
American gaming in Illinois, could create additional competition for us and could adversely affect our operations or future development projects.
Regulation
Gaming operations in Illinois are regulated by the Illinois Gaming Board (“IGB”), which oversees all aspects of casino licensure, suitability, operating approvals, reporting and ongoing compliance. As part of the transition from the Company’s temporary facility to the permanent casino, the Company remains subject to additional construction related approvals, financial reviews and progress reporting requirements. The IGB retains broad authority to impose conditions and adherence to the Illinois
Gambling Act. The Company must also obtain approval for certain financing activities, key employee appointments, and material transactions involving the casino property.
In addition to state regulatory requirements, Bally’s Chicago is subject to municipal oversight by the City of Chicago under the terms of its Host Community Agreement and applicable city ordinances. The City exercises regulatory authority through zoning approvals, building permits, public‑safety conditions, tax compliance reviews, and community‑impact reporting. The development of the permanent casino continues to involve coordination with multiple city departments, including those responsible for construction standards, environmental requirements, traffic and infrastructure planning, and operational readiness certifications.
Other Laws and Regulations
Our businesses are subject to various laws, rules, and regulations in addition to gaming regulations. These laws, rules and regulations include restrictions and conditions concerning alcoholic beverages, food service, smoking, environmental matters, employees and employment practices, currency transactions, taxation, zoning and building codes and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes to any of the laws, rules, regulations or ordinances to which we are subject, new laws or regulations or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.
The sale of alcoholic beverages is subject to licensing by the Liquor Control Commission and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon our operations.

Human Capital Resources
Engaging and Investing in the Community
The Company believes that in order to flourish in a competitive environment, all ideas must be on the table, and an environment that welcomes and encourages diverse perspectives leads to success in business. A driving factor of our success is ensuring that our team members are player-centric and proactive in finding ways to entertain and deliver custom experiences for our broad and diverse global players and guests.
We believe that by providing our employees with competitive pay and benefits, as well as opportunities for professional development, we can achieve our goals of attracting and retaining a creative and engaged workforce reflective of our players, guests and customers. Our professional development efforts include robust training programs, at no cost to the employee, scholarships, and tuition reimbursement opportunities. In addition, we maintain a Management Development Program which is designed to allow us to identify and promote high performing talent within our workforce. We also engage with our employees through a number of health and wellness programs which include an annual wellness fair, annual flu shots, weight loss programs, quarterly fitness challenges, employee assistance program, student loan assistance, and weekly wellness communications providing helpful information on health initiatives.
We also believe in the importance of giving back to our communities and have several community impact initiatives, including fundraising events to support local organizations and community service events. We encourage our employees to participate in these events and recognize their efforts and contributions in their respective communities.
Labor Relations
As of December 31, 2025, we had approximately 680 employees. Most of our employees are based in Chicago, Illinois.
Approximately 500 of our employees are represented by a labor union and are subject to collective bargaining agreements that generally have three-or-five-year terms. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.
Environmental, Social and Corporate Governance
The Company is committed to engaging and investing in the community in which we operate and promoting an inclusive workplace for our valued team members. We strive to make a positive impact and embrace our commitment to responsible gaming and business practices.
We are dedicated to building a stronger community by becoming an integral part of the local community by hosting fundraisers, building relationships, growing tourism, and supporting local non-profits. In addition, we are committed to ensuring responsible play and guest safety. All our employees participate in training to better equip them to identify and mitigate problem play. The
Company, through Bally’s, is a member of the U.S. Responsible Online Gaming Association and the corporate Leadership
Circle for the National Council on Problem Gambling, adopted American Gaming Association’s Responsible Marketing Code
of Conduct and supported its annual “Have a Game Plan” Campaign.
Corporate and Available Information
We were formed in 2022 as Bally’s Chicago, Inc. as a wholly owned subsidiary of Bally’s Chicago Holding Company, LLC, a wholly owned subsidiary of Bally’s Corporation. Our principal executive offices are located at 640 N LaSalle, Suite 460,
Chicago, IL 60654, and our telephone number is (401) 475-8474. Our website address is https://casinos.ballys.com/chicago/. In addition to the information about us contained in this Annual Report on Form 10-K, information about us can be found on our website. The information on our website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the Securities and Exchange Commission (the “SEC”), except where we expressly incorporate such information.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at https://casinos.ballys.com/chicago/ as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC's website is www.sec.gov.

ITEM 1A.RISK FACTORS
In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected. If this were to happen, the value of our securities, including our common stock, could decline significantly, and investors could lose all or part of their investment.
Summary Risk Factors
Our business is subject to a number of risks and uncertainties, including those highlighted in this item in this Annual Report on
Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class A Interests. The principal risks and uncertainties affecting our business include the following:
•We are subject to various construction and development risks in connection with our permanent casino and resort in
Chicago;
•Any delay between the closing of our temporary casino and the opening of our permanent casino and resort could have a material adverse effect on our financial condition and results of operations;
•The casino, hotel and hospitality industry is capital intensive and we may not be able to finance development, expansion and renovation projects, which could put us at a competitive disadvantage;
•Both our temporary casino site and permanent casino and resort site are leased and could experience risks associated with leased properties, including risks relating to lease termination, inability to obtain satisfactory lease extensions, consents and approvals, charges and our relationship with landlords, which could have a material adverse effect on our business, financial position or results of operations;
•Our proposed lines of business are highly sensitive to reductions in discretionary consumer spending;
•The gaming industry, including retail casinos, iGaming and sports wagering, is highly competitive and increased competition, including through legislative legalization or expansion of gaming by states in or near Illinois or through
Tribal gaming facilities, could adversely affect our financial results;
•We are and will be subject to extensive state and local regulation and licensing, and gaming authorities have significant control over our operations, which could have an adverse effect on our business;
•Our business is subject to a variety of laws in the United States and in Illinois, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory or prosecutorial climate applicable to the products and services we offer in our temporary casino and intend to offer in our permanent casino and resort, or changes in gaming tax rates, tax rules and regulations or interpretation thereof related to such products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations;
•We rely on effective payment processing services from a limited number of providers;
•Our profitability is dependent, in part, on return to players;
•We extend credit to a portion of our customers, and we may not be able to collect gaming receivables from our credit customers;
•Declining popularity of games and changes in device preferences of players could have a negative effect on our business;
•We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into the Company or otherwise manage the growth associated with multiple acquisitions;
•Our results of operations and financial condition could be adversely affected by the occurrence of natural disasters, such as blizzards, floods, tornadoes, fires, or other catastrophic events, including war, terrorism and public health crises;
•Failure to comply with the community investment program obligations specified in the Host Community Agreement could have a material adverse effect on our financial condition and results of operations;

•The Holding Company’s interests may conflict with our interests and the interests of the other holders of our stock.
Conflicts of interest between the Holding Company’s and us could be resolved in a manner unfavorable to us and the other holders of our stock;
•We rely on information technology and other systems and platforms, and any failures, errors, defects or disruptions in our systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects;
•Our business may be harmed from cybersecurity incidents, and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers’, business partners’ or our own information or other breaches of information security;
•Servicing our indebtedness and funding our other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control;
•Our Class A Interests do not have an active trading market and are subject to restrictions on transferability and redemption provisions, and you may find it difficult to sell your Class A Interests;
•You may not receive dividends or other distributions on the Class A Interests; and
•Even if we pay dividends on our Class A Interests, pursuant to the terms of our amended and restated certificate of incorporation, so long as there are Subordinated Loans outstanding that are attributable to each of our various Class
A-1 Interests, Class A-2 Interests and Class A-3 Interests, any cash available for distribution that would otherwise be paid to holders of our Class A-1 Interests, Class A-2 Interests and Class A-3 Interests, as applicable, will be required to be used for the repayment of principal and accrued interest on the corresponding Subordinated Loans owed by us until such time as such Subordinated Loans are fully paid and discharged, which means you may never directly receive a cash dividend on your Class A-1 Interests, Class A-2 Interests and Class A-3 Interests.
Development and Construction Risks
We are subject to various construction and development risks in connection with our permanent casino and resort in
Chicago.
Our proposed lines of business are dependent on the construction and development of our permanent casino and resort in
Chicago, Illinois. Construction and development projects, particularly of the scale contemplated with our permanent casino and resort, are often developed in multiple stages involving commercial and governmental negotiations, site planning, due diligence, permit requests, environmental impact studies, permit applications and review, marine logistics planning and transportation and end-user delivery logistics, each of which requires significant effort and dedication to complete. Projects of this type are subject to a number of risks, including, among others:
•engineering, environmental or geological problems;
•shortages or delays in the delivery of equipment and supplies;
•government or regulatory approvals, permits or other authorizations;
•failure to meet technical specifications or adjustments being required based on testing or commissioning;
•construction accidents that could result in personal injury or loss of life;
•lack of adequate and qualified personnel to execute the project for our permanent casino and resort;
•weather interference, particularly during the winter in Chicago;
•delays in removing current tenants from the proposed sites; and
•potential labor shortages, work stoppages or labor union disputes.
Furthermore, because of the nature of our business, we are dependent on numerous third parties, including local, state and federal governmental entities that are required to certificate and license our facilities. Delays from such third parties or governmental entities could prevent us from successfully executing the construction and development of our permanent casino and resort. In addition, as a builder of gaming facilities, we expect to face an intense regulatory process and heightened political pressure to finalize our permanent casino and resort in a timely manner, which subjects us to risks associated with changes in the political views and structure, government representatives, new regulations, regulatory reviews, employment laws and diligence requirements. Each of these could make it more difficult, time-consuming and expensive to develop our permanent casino and resort.

The occurrence of any one of these factors, whatever the cause, could result in unforeseen delays or cost overruns to the construction and development of our permanent casino and resort. Delays in the development beyond our estimated timelines, or amendments or change orders to our construction contracts, could result in increases to our development costs beyond our original estimates, which could require us to obtain additional financing or funding and could make our permanent casino and resort less profitable than originally estimated or possibly not profitable at all. Further, any such delays could cause a delay in our anticipated receipt of revenues from operating our permanent casino and resort. Our inability to meet milestones or conditions precedent in our contracts with Chicago could also lead to delay penalties and potentially a termination of agreements, which could render our permanent casino and resort impossible to open and/or operate. Specifically, the Host
Community Agreement with the City of Chicago provides for significant liquidated damages in the event that we do not meet the milestones specified as to our temporary casino and our permanent casino and resort. Our parent, Bally’s, has experienced time delays and cost overruns in the construction and development of casinos as a result of the occurrence of various of the above factors, and no assurance can be given that we will not experience in the future similar events, any of which could have a material adverse effect on our business, operating results, cash flows and liquidity.
Any delay between the closing of our temporary casino and the opening of our permanent casino and resort could have a material adverse effect on our financial condition and results of operations.
We may experience a gap between the closing of our temporary casino and the opening of our permanent casino and resort.
While we work to construct our permanent casino and resort on the banks of the Chicago River, we have been operating a temporary casino in downtown Chicago since September 9, 2023. On October 26, 2023, the Illinois Gaming Board also approved extending the operation of our temporary casino until September 9, 2026. Under Illinois Law, we cannot operate our temporary casino beyond September 9, 2026, without an amendment to the Illinois Gaming Act and approval from the Illinois
Gaming Board and City of Chicago. House Bill 4437 was introduced in January 2026, which allows for the operation of the temporary casino to be extended incrementally until September 2027, if necessary. While the Company has no reason to believe the legislative amendment would not be passed by the Illinois General Assembly, no assurances can be provided regarding the legislative outcome.
Additionally, there are a number of risks associated with the opening of our permanent casino and resort, including those described elsewhere in this section. For example, the opening of our permanent casino and resort is subject to various construction and development risks, including:
•engineering, environmental or geological problems;
•shortages or delays in the delivery of equipment and supplies;
•government or regulatory approvals, permits or other authorizations;
•failure to meet technical specifications or adjustments being required based on testing or commissioning;
•construction accidents that could result in personal injury or loss of life;
•lack of adequate and qualified personnel to execute the project for our permanent casino and resort;
•weather interference, particularly during the winter in Chicago;
•delays in removing current tenants from the proposed sites; and
•potential labor shortages, work stoppages or labor union disputes.
In addition, we have not yet entered into binding contracts for the construction and development of all of our planned facilities and assets for our permanent casino and resort, and may not be able to enter into the contracts required on commercially favorable terms, or at all, which could cause potential changes or delays to our planned development and construction schedule.
Also, any failure to maintain working capital sufficient for the project, business disruptions due to pandemic, crime or civil unrest and potential legal proceedings could put our planned schedule at risk of delay.
If we are unable to commence the operation of our permanent casino and resort as expected, and thus a gap exists between the closing of our temporary casino and the opening of our permanent casino and resort, our business, operating results, cash flows and liquidity could be materially and adversely affected.
We are dependent on third-party contractors, operators and suppliers to develop and construct our permanent casino and resort.

We are heavily reliant on third-party contractors, equipment manufacturers, suppliers and operators for the development and construction of our permanent casino and resort. We have not yet entered into binding contracts for the construction and development of all of our planned facilities and assets in Chicago, and we cannot assure you that we will be able to enter into the contracts required on commercially favorable terms, or at all, which could expose us to fluctuations in pricing and potential changes or delays to our planned development and construction schedule. These agreements with third parties will be the result of arm’s-length negotiations and subject to change. If we are unable to enter into favorable contracts, we may not be able to construct and operate these assets as expected, or at all.
Furthermore, there can be no assurance that contractors and suppliers will perform their obligations successfully under their agreements with us. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement with us for any reason or terminates its agreement with us for any reason, we would be required to engage a substitute contractor, which could be particularly difficult. Although some agreements may provide for liquidated damages if the contractor or subcontractor fails to perform in the manner required with respect to its obligations, the events that trigger such liquidated damages may delay or impair the opening or operation of our planned facilities, and any liquidated damages that we receive may be delayed or insufficient to cover the damages that we suffer as a result of any such delay or impairment, including, among others, any covenants or obligations by us to or penalties under our agreements with Chicago. Such liquidated damages may also be subject to caps on liability, and we may not have full protection to seek payment from our contractors to compensate us for such payments and other consequences. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the applicable facility or result in a contractor’s unwillingness to perform further work.
If we are unable to construct and commission our permanent casino and resort as expected, or, when and if constructed, our permanent casino and resort does not accomplish our or Chicago’s goals, or if we experience delays or cost overruns in construction, our business, operating results, cash flows and liquidity could be materially and adversely affected.
We have invested and continue to invest significant capital and resources to develop our permanent casino and resort, which means that we are subject to the risk that our permanent casino and resort is not successfully developed or that the City of
Chicago does not fulfill its obligations to us following our capital investment in our permanent casino and resort.
Our permanent casino and resort has required us to make significant upfront capital investments and devote significant internal time and resources to finalize our permanent casino and resort before we can start to generate revenue from the business. We do not expect to generate meaningful revenues until our permanent casino and resort is completely finalized and has been opened for some period of time, which may take a year or more to achieve from the opening of our permanent casino and resort.
If our permanent casino and resort is not successfully developed for any reason, we face the risk of not recovering some or all of our invested capital, which may be significant. If our permanent casino and resort is successfully developed, we face the risks that customers will not enjoy our permanent casino and resort or that the City of Chicago will hinder our ability to operate our permanent casino and resort as intended, which could result in significantly lower revenues than what we currently anticipate. Our contracts and development agreements with Chicago do not fully protect us against this risk and, in some instances, may not provide any meaningful protection from this risk at all. This risk is heightened by the fact that our counterparty is a government or government-related entity because any attempt to enforce our contractual or other rights may involve long and costly litigation where the ultimate outcome is uncertain, and where the government or government-related entity may enjoy some form of immunity or popular support. Additionally, as a government or government-related entity, our counterparty is subject to political pressure and frequent administrative changes, which could result in different perspectives and treatment over the life of our commercial agreements to construct, develop and operate our permanent casino and resort.
If our capital investment does not generate the type of return on investment that we expect, we will have less capital to continue to develop and improve our permanent casino and resort, and our liquidity, results of operations and financial condition could be materially and adversely affected. This could result in our inability to comply with the terms of our existing debt or other agreements, which would exacerbate the aforementioned adverse effects.
We may experience supply chain or procurement disruptions, or increased supply chain costs, which may lead to construction and development delays in our permanent casino and resort.
The construction and development of our permanent casino and resort  is planned for a relatively long-term construction schedule, with our permanent casino and resort expected to open to the public in September 2026. The construction and development of our permanent casino and resort will require timely delivery of required equipment and materials in order to be open to the public by such date.

The global supply chain for the required equipment and materials could be impacted by disruptions that could lead to delays, reputational damage, interruptions of service and disruptions of our future plans and strategic initiatives, such as:
•political events;
•tariffs, barriers to trade and international trade disputes;
•acts of terrorism;
•hostilities or wars (such as the war in Ukraine and conflict in the Middle East and Latin America);
•natural disasters;
•public health issues;
•industrial accidents;
•inflation; and
•other business interruptions.
While we will obtain customary builder’s risk insurance to provide coverage during the construction of our permanent casino and resort, such coverage may only cover some, but not all, of any losses or damages incurred during construction. If any such delay or disruption were to occur, it could have a material adverse effect on our ability to execute the construction and development of our permanent casino and resort, which could have an impact on our liquidity and financial condition.
Changes in the costs of procuring materials and equipment used in the construction and development of our permanent casino and resort, including vendor costs, or changes in our relationships with vendors, could also have an adverse effect on our results of operations. In recent periods, volatility in input costs, including for construction materials, energy and transportation has persisted due to inflationary pressures, labor shortages and geopolitical developments. In addition, U.S. trade policy continues to evolve, including the maintenance and potential expansion of tariffs and other trade restrictions on imports from certain countries, including Canada, China and Mexico, as well as the risk f retaliatory measures by affected jurisdictions. These measures, together with ongoing regulatory uncertainty and period adjustments to tariff rates and product coverage, could cause the costs of procuring materials and equipment used in the construction and development of our permanent casino and resort to significantly increase. To the extent we determine our costs to develop our permanent casino and resort are too high, we may suspend, reduce the scope of or permanently abandon the implementation of our plans with respect to our permanent casino and resort, which could have material and adverse effect on our plans and strategic initiatives.
Though we intend to undertake various proactive efforts to secure our global supply chain against the effects of public health issues and the impact of the wars in Ukraine and Iran conflict in other parts of the Middle East, Latin America, Europe, and elsewhere, their full extent and impact on our future supply chain and procurement process cannot be reasonably estimated at this time, and it could have a material adverse impact on our business and financial condition.
Failure to maintain sufficient working capital could limit our growth and harm our business, financial condition and results of operations.
During the development and construction of our permanent casino and resort, we have had significant working capital requirements as we work to make the facilities ready to admit potential customers. If we do not have sufficient working capital, we may not be able to pursue our growth strategy, respond to competitive pressures or fund key strategic initiatives, which may harm our business, financial condition and results of operations.
The casino, hotel and hospitality industry is capital intensive and we may not be able to finance development, expansion and renovation projects, which could put us at a competitive disadvantage.
Our permanent casino and resort will have an ongoing need for renovations and other capital improvements to remain competitive, including room refurbishments, amenity upgrades and replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with applicable laws and regulations. Construction projects entail significant risks, which can substantially increase costs or delay a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the of expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our business and results of operations.

Renovations and other capital improvements of casino properties, in particular, require significant capital expenditures. In addition, any such renovations and capital improvements usually generate little or no cash flow until the projects are operational. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing on favorable terms, or at all. Our failure to renovate and maintain gaming and entertainment venues from time to time may put us at a competitive disadvantage to gaming and entertainment venues offering more modern and better maintained facilities, which could adversely affect our business, financial condition and results of operations.
Our investments in the construction and building industry are subject to unique risks relating to regulatory changes and global economic conditions.
Companies in the construction and building sector are subject to many risks, including the negative impact of regulation, changing real estate market, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect our operations, or the operations of third parties we have engaged, in connection with the construction and building of our permanent casino and resort and, in turn, access to capital may be difficult or impossible for us to obtain.
Risks Related to our Leases
Both our temporary casino site and permanent casino and resort site are leased and could experience risks associated with leased properties, including risks relating to lease termination, inability to obtain satisfactory lease extensions, consents and approvals, charges and our relationship with landlords, which could have a material adverse effect on our business, financial position or results of operations.
Both our temporary casino site and permanent casino and resort site are leased and could experience risks associated with leased properties, including risks relating to lease termination, inability to obtain satisfactory lease extensions, consents and approvals, charges and our relationship with landlords, which could have a material adverse effect on our business, financial position or results of operations.
On July 17, 2025, into a new master lease agreement with GLP (the “Chicago MLA”), that amended the existing ground lease for the property on which the Company plans to develop its Permanent Facility and a development agreement with GLP (the
“Chicago Development Agreement”) pursuant to which GLP has committed to advance up to $940.0 million (the “GLP
Development Advances”) for the payment of hard costs used to construct the Permanent Facility in exchange for increasing the amount of rent payable to GLP under the Chicago MLA. The Chicago MLA has an initial term of 15 years and includes four, 5-
year options to renew and is subject to annual escalation. Annual rent under the Chicago MLA is $20.0 million, with additional rent equal to 8.5% of the GLP Development Advances that are granted to the Company.
GLP has the right to terminate the GLP Lease Agreement upon any event of default under the GLP Lease Agreement. Such events of default include, without limitation, a failure to pay amounts due after applicable notice and cure periods, certain bankruptcy or insolvency events, a cross-default with the GLP Development Agreement and the failure to comply with a variety of covenants after applicable notice and cure periods, including those related to the development of our permanent casino and resort, repair and maintenance, alterations and insurance. In addition, from and after any refinancing, extension or majority amendment of Bally’s existing credit facilities, the GLP Lease Agreement will include a cross-default to that certain
Master Lease, dated June 3, 2021, as subsequently amended, between GLP and a wholly-owned subsidiary of Bally’s and that certain Master Lease, dated December 16, 2024, as subsequently amended, between GLP and a wholly-owned subsidiary of
Bally’s.
There are also certain restrictions on our ability to assign our interest in the GLP Lease Agreement without having to obtain
GLP’s prior consent, including requirements for the transferee (or its parent company) to satisfy certain financial metrics and have a certain level of experience in operating or managing casinos. GLP’s obligation to make GLP Development Advances under the GLP Development Agreement is subject to certain conditions, including that we shall have unrestricted access to funds in an amount sufficient at the time of each GLP Development Advance to fund the construction of our permanent casino and resort. We are obligated to construct our permanent casino and resort in compliance with terms and conditions set forth in the GLP Development Agreement, which include the satisfaction of specified development and construction milestones.

The GLP Development Agreement contains customary representations and covenants by us and contains funding conditions, including, without limitation, (a) GLP’s reasonable approval of plans and specifications, the project budget (including amendments thereto and reallocations therein except those permitted under the GLP Development Agreement), the project schedule, the underlying construction and architect contracts, and all change orders (subject to exceptions set forth in the GLP
Development Agreement), (b) GLP’s receipt of appropriate lien waivers, (c) budget balancing requirements, (d) retainage requirements, and (e) other customary conditions, all as set forth in the GLP Development Agreement. From and after the first
GLP Development Advance, we are required to fund all hard costs of construction of the permanent casino and resort utilizing solely GLP Development Advances until GLP has funded its entire commitment or construction has been completed. The GLP
Development Agreement also contains defaults and remedies, including, without limitation, a cross-default with the GLP Lease
Agreement. We are not permitted to assign, finance, transfer, pledge or encumber our interest in the GLP Development
Agreement without GLP’s prior written consent, whether or not any such assignment, financing, transfer, pledge or encumbrance is permitted with respect to the GLP Lease Agreement, other than to a permitted leasehold mortgagee under the
GLP Lease Agreement.
In addition to the GLP Lease Agreement, we also entered into a sublease agreement with Medinah Holdings, LLC and Medinah
Building LLC (the “Medinah Lease Agreement” and, together with the GLP Lease Agreement, the “Casino Lease
Agreements”), to lease the property on which we developed our temporary casino. The consent of the sublandlord under the
Medinah Lease Agreement (the “Medinah Sublandlord”) is generally required for any assignments of our interests thereunder, except with respect to transfers to affiliates or successors by merger or acquisition. The Medinah Sublandlord has the right to terminate the Medinah Lease Agreement upon any event of default under the Medinah Lease Agreement. Such events of default include: the failure to timely pay rent, carry (or provide evidence of) required insurance, or perform any other covenant under the Medinah Lease Agreement, in each case subject to the notice and cure periods provided therein, certain bankruptcy or insolvency events, and a failure to surrender the subleased premises on the last day of the term of the Medinah Lease
Agreement. Further, the Medinah Lease Agreement is subordinate to a master lease, and certain defaults by the Medinah
Sublandlord in its capacity as tenant under the master lease could result in a termination thereof, which could result in a termination of the Medinah Lease Agreement.
Termination of any or all of the Casino Lease Agreements (including as a result of a default under the GLP Development
Agreement) would result in us losing some or all of our rights with respect to the applicable properties, could result in a default under the Host Community Agreement, and could have a material adverse effect on our business, financial position or results of operations. In the event of a termination of any of the Casino Lease Agreements (including as a result of a default under the
GLP Development Agreement), we may be required to transfer all personal property located at the applicable property to a designated successor, and we may not be adequately compensated for that personal property. Moreover, since as a lessee we do not completely control the land and improvements underlying our operations, the lessors could take certain actions to disrupt our rights in the properties leased under the Casino Lease Agreements, which are beyond our control. If the lessors chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. There can also be no assurance that we will be able to comply with our obligations under the Casino Lease Agreements (including our obligations under the GLP Development Agreement) in the future. In addition, if the lessors have financial, operational, regulatory or other challenges, there can be no assurance that the lessors will be able to comply with their obligations under the Casino Lease Agreements, including their obligations to provide us financing for the construction of our permanent casino and resort.
General Economic and Political Conditions
Our proposed lines of business are highly sensitive to reductions in discretionary consumer spending.

Our proposed lines of business are highly sensitive to reductions from time to time in discretionary consumer spending.
Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our prospective customer’s disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as visiting casinos and casino hotel properties, sports betting, iCasino and online bingo, some of which are services we intend to offer. We will rely on the strength of the regional and local economy for the performance of our temporary casino and our permanent casino and resort. As a result, we cannot ensure that demand for our offerings will remain constant. Adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, increasing energy costs, rising prices, acts of war or terrorism, natural disasters, declining consumer confidence, significant declines in the stock market or epidemics, pandemics or other health-
related events or widespread illnesses and the imposition of barriers to trade and/or tariffs, could lead to a reduction in visitors to our temporary casino and our permanent casino and resort or discretionary spending by our customers on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations.
Inflation could adversely impact our business, financial condition and results of operations.
We have experienced, and may in the future experience, inflationary pressures in certain areas of our business, including with respect to employee wages, the cost of materials, transportation and energy, as well as performance and brand marketing expenses, store rents and build-out costs and other various professional and technology expenses. We cannot predict any future trends in the rate of inflation or associated increases in our operating costs or potential weakening of consumer spending power and how that may impact our business. To the extent we are unable to recover higher operating costs and a potential weakening of consumer spending power resulting from inflation, or otherwise mitigate the impact of such costs on our business, our revenues and gross profit margins could decrease and our business, financial condition and results of operations could be adversely affected.
Business interruptions in Chicago could adversely affect us.
Our business and our assets are planned to be primarily located in Chicago, Illinois, which is a large city. Perceptions of high incidences of crime at or in the vicinity of any of the facilities that we operate and intend to operate, including our temporary casino and our permanent casino and resort, may give rise to concerns about lack of personal safety among our patrons, which could result in a decline in customer traffic and spending patterns, which would result in a decline in revenue.
Additionally, we may be subject to community opposition, administrative challenges, and land-use or nuisance litigation by neighborhood associations or other stakeholders. Political changes could result in additional operating conditions, such as limits on hours, event caps, traffic mitigations or supplemental community investments. These developments could increase costs, constrain operations, and adversely affect our financial performance.
Our business interruption insurance and coverage for malicious attacks may only cover some, but not all, of these potential events, and even for those events that are covered, it may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events, including, for example, loss of market share and diminution of our trademarks, reputation and consumer loyalty. Any one or more of these events could have a material adverse effect on our business, results of operation, financial condition and/or cash flow.
Political uncertainty could adversely affect our business.
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to the elections in the United States, the wars in Ukraine and Iran, conflicts in other parts of the Middle East, Latin America, Europe and elsewhere, or the effect of public health issues on world leaders and governments.
These heightened risks could also include:

•increased risk of default (by both government and private issuers);
•greater social, trade, economic and political instability (including the risk of war or terrorist activity);
•greater governmental involvement in the economy;
•greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance;
•greater fluctuations in currency exchange rates;
•controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies;
•inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze);
•unavailability of currency hedging techniques; and
•slower clearance.
During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.
We may face regulatory, legal and reputational risks relating to responsible gaming.
Our operations are subject to responsible gaming obligations, including helpline disclosures, self-exclusion compliance, staff training, advertising and marketing limitations, and restrictions regarding vulnerable populations. Failures in these programs, or perceived insufficiencies, could lead to fines, license conditions, litigation or mandated changes to our product and marketing practices, which could negatively impact our profitability.
Risks Related to Competition
Chicago is still not known as a location for gaming tourism and, therefore, we face significant competition from both regional and national gaming centers.
The Illinois Gambling Act established the IGB and authorized up to ten casino licenses. Currently, all ten original licenses are active. In July 2009, Public Act 96-0034 became law, creating the Illinois Video Gaming Act. Since 2009, Video Gaming has
rapidly expanded across Illinois. On June 28, 2019, Illinois Governor J.B. Pritzker signed the gaming expansion bill into law which permits sports wagering, including online/mobile, a Chicago casino, five additional casinos, slots and table games at racetracks, possible slots at the Chicago airports, an additional video gaming terminal (“VGT”) at each establishment and in some instances five additional VGTs, and the opportunity for existing casinos to move to land-based operations or purchase additional gaming positions.
The market for gaming, hotel and other entertainment facilities in Chicago is rapidly evolving but remains in its infancy. While
Illinois is undergoing expansion since various states started to liberalize gaming (including sports betting), Chicago is still not known as a location for gaming tourism and, therefore, subject to significant competition from both regional and national gaming centers. An underserved and untapped market, the City of Chicago is served by the Rivers Casino in a suburb of
Chicago, the northwestern Indiana casinos, a retail sports book at the United Center, a retail sports book at Wrigley Field, the
Waukegan casino and Hawthorne Race Course.
The gaming industry, including retail casinos, iGaming and sports wagering, is highly competitive and increased competition, including through legislative legalization or expansion of gaming by states in or near Illinois or through Native
American gaming facilities, could adversely affect our financial results.
Once our permanent casino and resort is complete and operational, we will face significant competition in all of the areas in which we conduct our business. Increased competitive pressures may adversely affect our ability to continue to attract customers or affect our ability to compete efficiently.

Our temporary casino is, and our permanent casino and resort will be, located in a jurisdiction that restricts gaming to certain areas and/or may be affected by state laws that currently prohibit or restrict gaming operations. We also face the risk that existing casino licensees in Illinois and in nearby states will expand their operations and the risk that Native American gaming will continue to grow, both throughout Illinois and in nearby states. Budgetary and other political pressures faced by state governments could lead to intensified efforts directed at the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for our business, or create competitive pressures, depending on where the legalization occurs and our ability to capitalize on it. Our ability to attract customers could be significantly and adversely affected by the legalization or expansion of gaming in certain jurisdictions and by the development or expansion of Native American casinos in areas where our customers may visit.
In addition, our competitors in Illinois and in nearby states may refurbish, rebrand or expand their casino offerings, which could result in increased competition. Furthermore, changes in ownership may result in improved quality of our competitors’
facilities, which may make such facilities more competitive. Certain of our competitors are large gaming companies with greater name recognition and marketing and financial resources. In some instances, particularly in the case of Native American casinos, our competitors pay lower taxes or no taxes. These factors create additional challenges for us in competing for customers and accessing cash flow or financing to fund improvements for our casino and entertainment products that enable us to remain competitive.
We expect to experience strong competition in hiring and retaining qualified property and corporate management personnel, including competition from Native American gaming facilities that are not subject to the same taxation regimes as we are and therefore may be willing and able to pay higher rates of compensation. From time to time, a number of vacancies in key corporate and property management positions can be expected. If we are unable to successfully recruit and retain qualified management personnel at our facilities or at the corporate level, our results of operations could be adversely affected.
We also compete with other forms of legalized gaming and entertainment such as bingo, pull-tab games, card parlors, sportsbooks, pari-mutuel or simulcast betting on horse and dog racing, state-sponsored lotteries, instant racing machines, video lottery terminals (“VLT”) (including racetracks that offer VLT) and video poker terminals. In the future, we may also compete with gaming or entertainment at other venues. Further competition from Internet lotteries and other Internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from the facilities we own and thus adversely affect our business. Such Internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of U.S. Department of
Justice positions related to the application of federal laws to intrastate Internet gaming and initiatives in some states to consider legislation to legalize intrastate Internet wagering. The law in this area has been rapidly evolving, and additional legislative developments may occur at the federal and state levels that would accelerate the proliferation of certain forms of Internet gaming in Illinois and in nearby states.
In addition, in May 2018, the U.S. Supreme Court struck down as unconstitutional the Professional and Amateur Sports
Protection Act of 1992, a federal statute enacted to stop the spread of state-sponsored sports gambling. This decision lifted federal restrictions on sports wagering and allows each state to determine by itself the legality of sports wagering within its jurisdiction. While new federal online gaming legislation has been introduced in Congress from time to time, there has been no federal legislative response to the U.S. Supreme Court’s decision. As a result, numerous states, including Illinois and states located near Illinois, have passed legislation authorizing fixed-odds sports betting online. This decreases our ability to serve as a hub for sports betting, as customers can access sports betting throughout Illinois and nearby states without needing to venture to our temporary casino or our permanent casino and resort, which results in decreased traffic and reduced potential revenue generation.
We may also face competition from other gaming facilities which are able to offer sports wagering services (including mobile sports wagering) following the enactment of applicable legislation. Numerous states that border Illinois have pending or proposed legislation which would allow for sports betting, each of which could have an adverse effect on our financial results by further reducing the foot traffic to our temporary casino or our permanent casino and resort.
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants operating from physical locations and/or through online or mobile platforms, and other forms of gaming in the United States.
Recently, there has been additional significant competition in our markets as a result of the upgrading or expansion of properties by existing market participants, the entrance of new gaming participants into a market or legislative changes permitting additional forms of gaming. As competing properties and new markets open, our results of operations may be negatively impacted. We expect each existing or future market in which we participate to be highly competitive.

Existing and new competitors may also increase marketing spending, including to unprofitable levels, in an attempt to distort the online gambling market to build market share quickly. Some of our competitors have or will have significantly greater financial, technical, marketing and sales resources and may be able to respond more quickly to changes in customer needs.
Additionally, these competitors may be able to devote a greater number of resources to the enhancement, promotion and sale of their games and gaming systems. Our future success is or will be dependent upon its ability to retain its current customers and to acquire new customers. Failure to do so could result in a material adverse effect on our business, financial condition and results of operations.
Compliance, Regulatory and Legal Risks
We are and will be subject to extensive state and local regulation and licensing, and gaming authorities have significant control over our operations, which could have an adverse effect on our business.
Our ownership and operation of our temporary casino is, and our permanent casino and resort will be, subject to extensive state and local regulation, and regulatory authorities at the state and local levels have broad powers with respect to the licensing of these businesses, and may reject, revoke, suspend, condition, fail to renew or limit our gaming or other licenses, impose substantial fines and take other actions, each of which poses a significant risk to our business, results of operations and financial condition. We have applied to hold all state and local licenses and related approvals necessary to conduct our intended operations in our temporary casino and our permanent casino and resort and will be required to periodically apply to renew many of these licenses and registrations and have the suitability of certain of our directors, officers and employees renewed.
On October 26, 2023, we obtained a four-year owners license from the IGB. This license will expire on October 25, 2027 and may be renewed for subsequent four-year terms. The license issued to casino operators is referred to as an “owners license” and is issued by the IGB for a period of up to four years. The owners license may then be renewed for subsequent four-year terms.
Additionally, the IGB also approved extending the operation of our temporary casino until September 9, 2026. Under Illinois
Law, we cannot operate our temporary casino beyond September 9, 2026, without an amendment to the Illinois Gaming Act and approval from the Illinois Gaming Board and City of Chicago. House Bill 4437 was introduced in January 2026, which allows for the operation of the temporary casino to be extended incrementally until September 2027, if necessary. While Bally’s has no reason to believe the legislative amendment would not be passed by the Illinois General Assembly, no assurances can be provided regarding the legislative outcome.
Any failure to obtain, maintain or renew existing licenses, registrations, permits or approvals or difficulty or delay in doing so would have a material adverse effect on us. As we expand our gaming operations to offer new and improved options for customers, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly and we cannot be sure that we will be successful. Furthermore, if additional gaming laws or regulations are adopted in jurisdictions where we operate, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us.
Gaming authorities in Illinois generally require that any beneficial owner of our securities file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must generally apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority.
The gaming authority has the power to investigate such an owner’s suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of his or her securities in the
Company.
Our officers, directors and key employees are also subject to a variety of regulatory requirements and various licensing and related approval procedures in Illinois. If the Illinois gaming authority were to find any of our officers, directors or key employees unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, Illinois gaming authority may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could adversely affect our gaming operations.
Applicable gaming laws and regulations may restrict our ability to issue certain securities, incur debt and undertake other financing activities. Such transactions would generally require notice and/or approval of applicable gaming authorities, and our financing counterparties, including lenders, might be subject to various licensing and related approval procedures in the various jurisdictions in which we manage gaming facilities. Applicable gaming laws further limit our ability to engage in certain competitive activities and impose requirements relating to the composition of our Board and senior management personnel. If state regulatory authorities were to find any person unsuitable with regard to his, her or its relationship to us or any of our subsidiaries, we would be required to sever our relationship with that person, which could materially adversely affect our business.

Finally, our frequent interactions with municipal and state officials for permitting, inspections, procurement and ongoing regulatory oversight create anti-corruption, gifts and ethics compliance risks. Any actual or alleged violation of anti-corruption or ethics rules could lead to investigations, fines, license conditions, reputational harm and contract consequences, each of which could materially adversely affect our business.
We are subject to numerous federal, state and local laws that may expose us to liabilities or have a significant adverse impact on our operations. Changes to any such laws could have a material adverse effect on our operations and financial condition.
Our business is subject to a variety of federal, state and local laws, rules, regulations and ordinances. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, (including under Illinois’
Dram Shop Act), environmental matters, employees, currency transactions, taxation, zoning and building codes (including public accommodation laws relating to mobility, signage, and hearing and vision accommodations) and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes to any of the laws, rules, regulations or ordinances to which we are subject, new laws or regulations or material differences in interpretations by courts or governmental authorities could have an adverse effect on our business, financial condition and results of operations.
Our employees, especially those that interact with our customers, receive a base salary or wage that is established by applicable
Illinois and federal laws that establish a minimum hourly wage that is, in turn, supplemented through tips and gratuities from customers. From time to time, Illinois and U.S. lawmakers have increased the minimum wage. It is difficult to predict when such increases may take place, if at all. Any such change to the minimum wage could have a material adverse effect on our business, financial condition and results of operations.
The sale of alcoholic beverages is a highly regulated and taxed business. Federal, state and local laws and regulations govern the production and distribution of alcoholic beverages, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships and related matters. Federal, state and local governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees and suspension or revocation of permits, licenses or approvals and could have a material adverse effect on our business, financial condition and results of operations. From time to time, local and state lawmakers, as well as special interest groups, have proposed legislation that would increase the federal and/or state excise tax on alcoholic beverages or certain types of alcoholic beverages. If federal or state excise taxes are increased, we may have to raise prices to maintain profit margins on the sales of any alcoholic beverages. Higher taxes may reduce overall demand for alcoholic beverages, thus negatively impacting sales of our alcoholic beverages at our temporary casino or our permanent casino and resort. Further federal or state regulation may be forthcoming that could further restrict the distribution and sale of alcohol products. Any material increases in taxes or fees or the adoption of additional taxes, fees or regulations could have a material adverse effect on our business, financial condition and results of operations.
In addition, each restaurant we operate must obtain a food service license from local authorities. Failure to comply with such regulations could cause our licenses to be revoked or our related restaurant business or businesses to be forced to cease operations. Moreover, Illinois liquor laws may prevent the expansion of restaurant operations or interfere with the manner in which we intend to operate our restaurants.
We handle significant amounts of cash in our operations and are subject to various reporting and anti- money laundering laws and regulations. Recently, U.S. governmental authorities have evidenced an increased focus on compliance with anti-money laundering laws and regulations in the gaming industry. Any violation of anti-money laundering laws or regulations could have a material adverse effect on our business, financial condition and results of operations. Internal control policies and procedures and employee training and compliance programs that we intend to implement will attempt to deter prohibited practices, but they may not be effective in prohibiting our future employees, contractors or agents from violating or circumventing our policies and the law. If we or our employees or agents fail to comply with applicable laws or our policies governing our operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We may in the future be subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations, which are complex and subject to change, include U.S. Environmental Protection Agency regulations. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures.
We expect to also be subject to laws and regulations that create liability and cleanup responsibility for releases of regulated materials into the environment. Certain of these laws and regulations impose strict, and under certain circumstances joint and several, liability on a current or previous owner or operator of property for the costs of remediating regulated materials on or emanating from our property. The costs of investigation, remediation or removal of those substances may be substantial. The presence of, or failure to remediate properly, such materials may adversely affect our ability to operate our temporary casino or our permanent casino and resort or to borrow funds using such property as collateral. Additionally, as an owner or manager of real property, we could be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from third-party sites. These laws typically impose clean-up responsibility and liability without regard to whether the owner or manager knew of or caused the presence of the contaminants and the liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility.
The possibility exists that contamination, as yet unknown, may exist on our anticipated properties. There can be no assurance that we will not incur expenditures for environmental investigations or remediation in the future.
We are currently involved in legal proceedings and may become involved in additional legal proceedings that, if adversely adjudicated or settled, could impact our business and financial condition.
From time to time, we have been and may continue to be named in lawsuits or other legal proceedings relating to our businesses. In particular, the nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, holders of our stock, competitors, business partners and others in the ordinary course of business.
As an example, on January 29, 2025, the American Alliance for Equal Rights and certain other individuals filed a complaint against the City of Chicago, certain members of the IGB, the Operating Company and the Company, alleging that the requirements that 25% of the Operating Company’s equity be owned by individuals that are women or minorities or woman- or minority-owned and controlled entities (the “Criteria”) violated federal laws. In addition, on January 30, 2025, a complaint was filed against the City of Chicago (including the Mayor and Treasurer in their official capacities), certain members of the IGB,
Bally’s Corporation and the Company, also alleging that the Criteria violate federal laws. On January 31, 2025, an emergency motion was filed for preliminary injunction and temporary restraining order, seeking to preclude the closing of our initial public offering while the case proceeds on the merits. On February 6, 2025, the court denied the plaintiffs’ request for a temporary restraining order to enjoin our initial public offering. In response to the filing of our amended S-1 on April 22, 2025, which removed the Criteria, plaintiffs in both lawsuits voluntarily dismissed their claims against all defendants (the former with prejudice on June 6, 2025 and the latter without prejudice on April 30, 2025).
As with all legal proceedings, no assurances can be given as to the outcome of future matters to which we may be a party.
Moreover, legal proceedings can be expensive and time consuming, and we may not be successful in defending or prosecuting these lawsuits, which could result in settlements or damages that could adversely affect our business, financial condition and results of operations.
The regulatory framework which governs our business, and its interpretation, may be subject to change which we may fail to anticipate and/or respond to.
In order to operate our temporary casino and our permanent casino and resort, we are required to hold licenses issued by the
IGB. The holders of such licenses are bound to meet stringent compliance requirements relating to matters such as anti-money laundering, safer gaming, data protection, advertising and consumer rights issues. Compliance with such requirements is incorporated into the relevant licenses as a licensing condition (or similar) with a corresponding requirement for us to comply with such onerous requirements.
In carrying out its functions, the IGB is under a statutory duty to ensure that license holders are operating their businesses in ways that are reasonably consistent with the licensing objectives set out in the law, which include preventing gaming from being a source of (or associated with) crime or disorder, or being used to support crime; ensuring that gaming is conducted in a fair and open way and protecting children and other vulnerable people from being harmed or exploited by gaming.

While the objectives of regulation may remain largely stable, the methods that operators are required to employ to meet those objectives is in a state of constant evolution and development. We must respond adequately to the challenges this presents. If we are found to be in breach of our obligation to comply with such licensing requirements, then the IGB may impose a financial penalty on us or impose other penalties, including removing or imposing conditions on the relevant gaming licenses. A breach of our Host Community Agreement with the City could also result in non-renewal of our owners license by the IGB, particularly if the breach results in a termination of the Host Community Agreement. Maintaining the authorization from the
City is a condition for any future renewal of the owners license could have material adverse effect on our financial performance.
Our business is subject to a variety of laws in the United States and in Illinois, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory or prosecutorial climate applicable to the products and services we offer in our temporary casino and intend to offer in our permanent casino and resort, or changes in gaming tax rates, tax rules and regulations or interpretation thereof related to such products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.
We are generally subject to laws and regulations relating to gaming in Illinois, as well as the general laws and regulations that apply to all gaming and hospitality businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary, and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. The regulatory environment in Chicago or on a federal level may change in the future and any such change could have a material adverse effect on our results of operations.
Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain all applicable licenses or approvals. There is also risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors in the gaming industry. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition and results of operations, as well as impact our reputation.
There can be no assurance that legally enforceable legislation will not be proposed and passed in Illinois to prohibit, legislate or regulate various aspects of our business (or that existing laws in those jurisdictions will not be interpreted negatively).
Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.
We may share part of the regulatory burdens of Bally’s.
The majority of our voting power is held by Bally’s. In January 2023, the Operating Company and certain other subsidiaries of
Bally’s entered into a Services Agreement with Bally’s Management Group, LLC (“BMG”), a subsidiary of Bally’s (the
“Permanent Services Agreement”).  In August 2023, the Operating Company’s participation in the Permanent Services
Agreement was suspended until the future opening of the Permanent Facility, at which time, the Operating Company will automatically be deemed upon said opening to be participating under the Permanent Services Agreement again.  In the meantime, in August 2023, the Operating Company entered into a corporate services agreement with BMG (the “Temporary
Services Agreement”) which governs the provision of and payment for services by BMG to the Operating Company until the opening of the Permanent Facility. Pursuant to each of the Temporary Services Agreement and the Permanent Services
Agreement, BMG agreed to provide us with general business support services. Bally’s and its affiliates hold many privileged licenses in jurisdictions around the world, allowing them to operate gaming, hospitality and entertainment businesses.
Regulators that issue such licenses have broad investigative powers and could ask for information from our majority stockholder, the entities from which we license intellectual property and their affiliates. Bally’s and its affiliates, including us and the Operating Company, will be obligated to cooperate with the investigations of such regulators. Such licenses may also limit the operations and activities of subsidiaries and affiliates of Bally’s, including us and the Operating Company.
We may face significant liability and operational constraints under Illinois’ Biometric Information Privacy Act (“BIPA”)
and similar biometric privacy laws.

To protect patrons, employees and property, we may implement technologies such as enhanced video analytics, access controls, or identity verification that could capture or process biometric identifiers or information subject to BIPA. BIPA imposes strict requirements for informed written consent, publicly available retention policies, data minimization, security, and timely deletion, and provides a private right of action with statutory damages that can be material on a per-violation basis. Failure to comply with the requirements of BIPA, even if inadvertently, could result in class actions, regulatory investigations, injunctive relief, and significant damages, as well as reputational harm and operational changes to surveillance or access systems. Any such outcome could adversely affect our business, financial condition and results of operations.
Business Operational Risks
We rely on effective payment processing services from a limited number of providers.
The provision of convenient, trusted, fast and effective payment processing services to our customers and potential customers is critical to our business. If there is any deterioration in the quality of the payment processing services provided to these customers or any interruption to those services (including with respect to system intrusions, unauthorized access or manipulation), or if such services are only available at an increased cost to us or our customers or are terminated and no timely and comparable replacement services are found, our customers and potential customers may be deterred from using our products and services. Any of these occurrences may have a material adverse effect on our business, financial condition and results of operations.
Furthermore, a limited number of banks and credit card companies process gambling-related payments as a matter of internal policy and any capacity to accept such payments may be limited by the regulatory regime of a given jurisdiction. The introduction of legislation or regulations restricting financial transactions with gambling operators, other prohibitions or restrictions on the use of credit cards and other banking instruments for gambling transactions may restrict our ability to accept payments from our customers. These restrictions may be imposed as a result of concerns related to fraud, payment processing,
AML or other issues related to the provision of gambling services. A number of issuing banks or credit card companies may from time to time reject payments to us that are attempted to be made by our customers. Should such restrictions and rejections become more prevalent, or any other restriction on payment processing be introduced, gambling activity by our customers could be adversely affected, which in turn could have a material adverse effect on our business, financial condition and results of operations.
In addition, we are subject to the risk of credit card chargebacks, which may also result in possible penalties. A chargeback is a credit card originated deposit transaction to a player account with an operator that is later reversed or repudiated. The risk of such chargeback transactions is greater in respect of certain markets and certain payment methods. We intend to recognize revenue upon the first loss of the player on amounts tendered, with any credit card chargebacks then deducted from revenues.
Even though security measures are in place, high rates of credit card chargebacks could result in credit card associations levying additional costs and fines or withdrawing their service and could have a material adverse effect on our business, financial condition and results of operations.
Our electronic and table games and slot machines hold percentages may fluctuate.
The gaming industry is characterized by an element of chance and guests’ winnings at our temporary casino depend, and at our permanent casino and resort will depend, on a variety of factors, some of which are beyond our control. In addition to the element of chance, hold percentages (the ratio of net win to total amount wagered) are affected by other factors, including players’ skill and experience, the mix of games played, the financial resources of players, the volume of bets placed and the amount of time played. The variability of our hold percentages has the potential to adversely affect our business, financial condition and results of operations.
Our profitability is dependent, in part, on return to players.
The revenue we derive from certain of our proposed gaming products depends on the outcome of random number generators built into the gaming software running the games made available to our customers. Return to player is measured by dividing the amount of real money won by players on a particular game by the total real money wagers over a particular period on that game. An increasing return to player may negatively affect revenue as it represents a larger amount of money being won by players. Return to player is driven by the overall random number generator outcome, the mechanics of different games and jackpot winnings. Each game utilizes a random number generating engine; however, generally the return to player fluctuates in the short-term based on large wins or jackpots or a large share of wagers made for higher- payout games. To the extent we are unable to set, or fail to obtain, a favorable return to player in our (or a third-party supplier’s) gambling software which maximizes revenue, it could have a material adverse effect on our business, financial condition and results of operations.

The success, including win or hold rates, of future sports betting and gaming products depends on a variety of factors and is not completely controlled by us.
The sports betting and gaming industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of sports bet or game, on average, will win or lose in the long run. These theoretical win rates may not always yield positive results for us, which could cause our revenue to decrease as players’ winnings increase.
Our success depends in part on our ability to anticipate and satisfy user preferences in a timely manner. As we operate in a dynamic environment characterized by rapidly changing industry and legal standards, our products will be subject to changing consumer preferences that cannot be predicted with certainty. We will need to continually introduce new offerings and identify future product offerings that complement our existing platforms, respond to our customer’s needs and improve and enhance our existing platforms to maintain or increase our customer engagement and growth of our business. We may not be able to compete effectively unless our product selection keeps up with trends in the digital sports entertainment and gaming industries in which we compete, or trends in new gaming products.
We extend credit to a portion of our customers, and we may not be able to collect gaming receivables from our credit customers.
We conduct our gaming activities on a credit and cash basis at our temporary casino and will conduct our gaming activities on a credit and cash basis at our permanent casino and resort. Any such credit we extend will be unsecured. Table game players typically are extended more credit than slot players, and high- stakes players typically are extended more credit than customers who tend to wager lower amounts. High- end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high- end gaming may have a significant positive or negative impact on cash flow and earnings in a particular period. We will extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible. Gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,”
and judgments on gaming debts are enforceable under the current laws of Illinois, and judgments on gaming debts in such jurisdictions are enforceable in all U.S. states under the Full Faith and Credit Clause of the U.S. Constitution; however, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.
Declining popularity of games and changes in device preferences of players could have a negative effect on our business.
Revenue from games tends to decline over time after reaching a peak of popularity and player usage. The speed of this decline is referred to as the decay rate of a game. As a result of this natural decline in the life cycle of our products, our business depends on our ability and the ability of our third-party partners to consistently and timely launch new games across multiple platforms and devices that achieve significant popularity. Our ability to successfully launch, sustain and expand games as applicable, largely will depend on our ability to, amongst other things: (1) anticipate and effectively respond to changing game player interests and preferences; (2) anticipate or respond to changes in the competitive landscape; (3) develop, sustain and expand games that are fun, interesting and compelling to play; (4) minimize launch delays and cost overruns on new games; (5)
minimize downtime and other technical difficulties; (6) acquire leading technology and high quality personnel; and (7) comply with constraints on game design and/or functionality imposed by regulators. There is a risk that we may not launch any new games according to schedule, or that those games do not attract and retain a significant number of players, which could have a negative effect on our business, financial condition and results of operations.
In addition to offering popular new games, we must extend the life of the existing games which we make available to future customers, in particular the most successful games. While it is difficult to predict when revenues from any such existing games will begin to decline, for a game to remain popular, we must constantly enhance, expand or upgrade the relevant game with new features that players find attractive. There is a risk that we may not be successful in enhancing, expanding or upgrading our current games or any new games in the future and, in addition, regulators may introduce new rules that limit functionality within existing games. Should we not succeed in sufficiently offsetting the effects of declining popularity in the games we make available, this may have a material adverse effect on our business, financial condition and results of operations.
We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into the Company or otherwise manage the growth associated with multiple acquisitions.

We cannot assure you that we will be able to consummate any future acquisitions, or that any future acquisitions will enhance our financial performance. For example, while we are in discussion with the Illinois Gaming Board and Chicago Midway
International Airport to install slot machines at Midway International Airport we cannot assure you that we will reach agreement on the terms of that installation, or such terms will ultimately be advantageous to us. Our ability to achieve the expected benefits of any acquisitions will depend on, among other things, our ability to effectively translate our strategies into revenue, our ability to retain and assimilate the acquired businesses’ employees, our ability to retain existing customers and suppliers on terms similar to, or better than, those in place with the acquired businesses, our ability to attract new customers, the adequacy of our implementation plans, our ability to maintain our financial and internal controls and systems as we expand our operations, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and revenue goals. The integration of the businesses that we acquire might also cause us to incur costs that are unforeseen or that exceed our estimates, which would lower our future earnings and would prevent us from realizing the expected benefits of such acquisitions. In some cases, the services provided by the sellers are critical to the ongoing efficient operation of the properties and may involve costly payments from us to the provider of the services. If the provision of these services by the sellers is disrupted or given insufficient attention by the sellers, our ability to operate the properties may be negatively impacted until such time as we are able to take full control over the services. Moreover, we must pay the sellers for these services and the costs to us for these services may exceed our estimates and these expenses will negatively impact the results of operations of these properties during these transition periods. Failure to achieve the anticipated benefits of these acquisitions could result in decreases in the amount of expected revenues and diversion of management’s time and energy and could adversely affect our business, financial condition and operating results.
Our growth will depend, in part, on the success of our strategic relationships with third parties. Overreliance on certain third parties or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.
We may enter into strategic relationships with advertisers, casinos and other third parties in order to attract customers to our temporary casino and our permanent casino and resort. We believe that these relationships, along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses, will help direct consumers to our temporary casino and our permanent casino and resort. In addition, many of the parties with whom we may enter into advertising arrangements may provide advertising services to other companies, including fantasy sports and gaming platforms with whom we compete. While we believe there are other third parties that could drive users to our temporary casino and our permanent casino and resort, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial condition and results of operations.
We conduct our business in an industry that is subject to high taxes and may be subject to higher taxes in the future.
In Illinois, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We are also required to pay property taxes, occupancy taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes. Our profitability depends on generating enough revenues to cover variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. From time to time, state and local governments have increased gaming taxes and such increases could significantly impact the profitability of our gaming operations.
Our operations are generally subject to significant revenue-based taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. In addition, from time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry.
Further, worsening economic conditions could intensify the efforts of applicable state and local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws in these jurisdictions or in the administration of such laws. Such changes, if adopted, could adversely affect our business, financial condition and results of operations. Any material increase, or the adoption of additional taxes or fees, could adversely affect our future financial results.
There can be no assurance that governments in Illinois or Chicago, or the federal government, will not enact legislation that increases gaming tax rates. General economic pressures have the potential to reduce revenues of state and local governments from traditional tax sources, which may cause state legislatures or the federal government to be more inclined to increase gaming tax rates.
If we fail to detect fraud, theft or cheating, including by our users and employees, our reputation may suffer which could harm our brand and reputation and negatively impact our business, financial condition and results of operations and can subject us to investigations and litigation.

We may incur losses from various types of financial fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by a customer and attempted payments by customer with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current credit card practices, we may be liable for use of funds at our temporary casino and our permanent casino and resort with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.
Acts of fraud may involve various tactics, including collusion. Successful exploitation of our systems could have negative effects on our product offerings, services and customer experience and could harm our reputation. Failure to discover such acts or schemes in a timely manner could result in harm to our operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition and results of operations. In the event of the occurrence of any such issues with our proposed product offerings, substantial engineering and marketing resources and management attention, may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.
In addition, any misappropriation of, or access to, customer’s or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, force us to modify our business practices, damage our reputation and expose us to claims from our customers, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.
Despite measures we take to detect and reduce the occurrence of fraudulent or other malicious activity in our temporary casino and will take in our permanent casino and resort, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition and results of operations.
We have limited operating history.
We have limited operating history and there can be no assurance that our proposed plan of business can be realized in the manner contemplated and, if it cannot be, holders of our stock may lose all or a substantial part of their investment. There is no guarantee that it will ever realize any significant operating revenues or that its operations will ever be profitable. As we have limited operational history, it is extremely difficult to make accurate predictions and forecasts on our finances.
We are largely dependent on the skill and experience of management and key personnel.
Our officers, directors and key employees either are or will be required to file applications with the IGB, and are required to be licensed or found suitable by such authority. If the IGB were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person.
Furthermore, the IGB may require us to terminate the employment of any person who refuses to file appropriate applications.
Either result could significantly impair our operations. The time and effort needed to successfully complete the application process could impact our ability to attract, hire and retain top talent.
We are subject to risks associated with labor relations, labor costs and labor disruptions.
We are subject to the costs and risks generally associated with labor disputes and organizing activities related to unionized labor. From time to time, our operations may be disrupted by strikes, public demonstrations or other coordinated actions and publicity. We may incur increased legal costs and indirect labor costs as a result of contractual disputes, negotiations or other labor-related disruptions.
We may incur impairments to indefinite-lived intangible assets or long-lived assets.

We monitor the recoverability of our long-lived assets, such as buildings in our permanent casino and resort, and evaluate their carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We intend to perform interim reviews whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we will be required to record a non-cash impairment charge for the difference between the carrying value and fair value of the long-lived assets or the carrying value and fair value of the reporting unit, in the period the determination is made. The testing of long-lived assets for impairment will require us to make estimates that are subject to significant assumptions about our future revenue, profitability, cash flows, fair value of assets and liabilities, weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of long-lived assets or reporting unit, which may result in an impairment charge.
We cannot accurately predict the amount or timing of any impairment of assets. Should the value of long- lived assets become impaired, our financial condition and results of operations may be adversely affected.
Our operations are subject to seasonal variations and quarterly fluctuations in operating results.
Casino and hotel operations are subject to seasonal variation. Seasonal weather conditions can frequently adversely affect transportation routes to Chicago and may cause snowfall, flooding and other effects that result in the closure of our temporary casino or our permanent casino and resort. In addition, any sports betting business we open in our casino and resort may experience seasonality based on the relative popularity of certain sports at different parts of the year. As a result, unfavorable seasonal conditions could have a material adverse effect on our business, financial condition and results of operations.
Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results.
We are a large consumer of electricity and other energy in Chicago and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results.
Additionally, higher electricity and gasoline prices that affect our customers may result in reduced visitation to our temporary casino or our permanent casino and resort and a reduction in our revenues. We may be indirectly impacted by regulatory requirements aimed at reducing the impacts of climate change directed at up-stream utility providers, as we could experience potentially higher utility, fuel and transportation costs.
Our insurance and self-insurance programs, through Bally’s Corporation, may not be adequate to cover future claims.
Although we maintain insurance that we believe is customary and appropriate for our business at this stage of our operations, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected in current or future periods. We use a combination of insurance and self-insurance, through Bally’s
Corporation, to provide for potential liabilities, including employee healthcare benefits, up to certain stop-loss amounts which limit our exposure above the amounts we have self-insured. We estimate the liabilities and required reserves associated with the risks we retain. Any such estimates and actuarial projection of losses is subject to a considerable degree of variability. A considerable increase in claims as a result of a pandemic, including as a result of a pandemic could have a material adverse effect on our business, financial condition or results of operations. If actual losses incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss that exceeds our self-insurance reserves, and any excess insurance coverage, the loss and attendant expenses could harm our business, financial condition or results of operations. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are uninsured or underinsured.
Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits, further increase our deductibles or agree to certain exclusions from our coverage.
Our results of operations and financial condition could be adversely affected by the occurrence of natural disasters, such as blizzards, floods, tornadoes, fires, or other catastrophic events, including war, terrorism and public health crises.
Natural disasters, such as major hurricanes, typhoons, tornados, floods, fires, winter storms and earthquakes, could adversely affect our business and operating results.
Catastrophic events, such as terrorist attacks and global and regional conflicts (e.g., the war in Ukraine and conflicts in the
Middle East and Latin America), have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. We cannot accurately predict the extent to which such events may affect us, directly or indirectly, in the future.

Public health crises may also significantly impact our business. For example, the global spread of the COVID-19 pandemic, which began in early 2020, resulted in governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, requirements that individuals wear masks or other face coverings, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings and quarantines and lock- downs. The pandemic and its consequences dramatically reduced travel and demand for hotel rooms and other casino resort amenities.
There are no assurances that a resurgence of future COVID-19 variants or future pandemics will not cause similar disruptions.
There can be no assurance that we will be able to obtain or choose to purchase any insurance coverage with respect to occurrences of catastrophic events, such as those described above. If there is a prolonged disruption at our facilities due to natural disasters, terrorist attacks, wars, public health crises or other catastrophic events, our results of operations and financial condition would be adversely affected.
We may be unable to obtain business interruption coverage for casualties resulting from severe weather such as hurricanes, and there can be no assurance that we will be able to obtain casualty insurance coverage at affordable rates, if at all, for casualties resulting from severe weather.
Failure to comply with the community investment program obligations specified in the Host Community Agreement could have a material adverse effect on our financial condition and results of operations.
The Host Community Agreement with the City of Chicago provides for certain community investment program obligations, with which the failure to comply could have a material adverse effect on our financial condition and results of operations. We have agreed to meet or exceed the goals, as specified in the agreement, for contracting with city-based businesses for the design and construction of our permanent casino and resort and the provision of goods and services to our permanent casino and resort;
meet or exceed the hiring of the minimum number of employees as specified in the agreement; meet or exceed the goals, as specified in the agreement, for work hours for construction work by city residents and residents of the area surrounding our permanent casino and resort; meet or exceed the goals for hiring specific percentages of city residents, women, minorities, veterans and persons with a disability; satisfy the requirements for business utilization and building wealth and increasing employment in disadvantaged communities, prioritize hiring of city residents and achieve a diverse workforce; and satisfy the requirements for locally sourcing goods and services as specified in the agreement. In addition, we have also agreed to establish, fund and maintain human resource hiring and training practices and comply with certain workforce development plans. Any failure to comply with these obligations may result in an event of default under the agreement, and the City of
Chicago will have the right, among others, to exercise any and all remedies available at law or in equity, terminate the agreement, and institute and prosecute proceedings to enforce in whole or in part the specific performance of the agreement by
us.
In addition, the Illinois Gambling Act requires the IGB, in determining whether or not to issue the casino owners license, to have considered whether applicants have provided evidence of their best efforts to attain certain ownership goals (25%
ownership representation by minority persons and 5% ownership representation by women) (the “Best Efforts Ownership
Standards”). The IGB approved the issuance of the license to us on October 26, 2023. The IGB may decide to revoke or not renew our owners license if we fail to adhere to the standards and requirements set forth in the Illinois Gambling Act and the
IGB Rules, including the Best Efforts Ownership Standards. If our license is revoked, we may lose our ability to operate our temporary casino and/or our permanent casino and resort in the City of Chicago, which could lead to the value of our Class A
Interests declining, and you could lose all or part of your investment. Further, recent public scrutiny of business diversity initiatives, particularly in governmental contracting and other programs, may result in challenges to the community investment obligations required by the City under the Host Community Agreement.
Risks Related to Our Relationship with Bally’s
The Holding Company controls the direction of our business, and the concentrated ownership of our stock will prevent you and other stockholders from influencing significant decisions.

As the sole holder of our Class B Interests and the holder of 3,141 Class A-4 Interests, Bally’s Chicago Holding Company (the
“Holding Company”), a wholly-owned subsidiary of Bally’s Corporation, holds approximately 89.5% of the voting power and approximately 44.8% of the economic power of our stock, in addition to its interests under the Subordinated Loans and its LLC
Interests in the Operating Company. As long as the Holding Company continues to control stock representing a majority of our combined voting power, it will generally be able to determine the outcome of all corporate actions requiring stockholders’
approval. Even if the Holding Company were to control less than a majority of our combined voting power, it may be able to influence the outcome of corporate actions so long as it owns a significant portion of our combined voting power. If the
Holding Company does not sell or otherwise dispose of its Class B Interests and Class A-4 Interests, the Holding Company
could retain control over us for an extended period of time or indefinitely.
Investors may not be able to affect the outcome of any stockholders’ vote while the Holding Company controls the majority of our combined voting power. The Holding Company thus will be able to elect a majority or more of the members of our Board, which in turn will be able to influence all matters affecting us, including, among other things:
•any determination with respect to our business direction and policies, including the appointment and removal of officers and, in the event of a vacancy on our Board, additional or replacement directors;
•any determinations with respect to mergers, business combinations or disposition of assets;
•determination of our management policies;
•determination of the composition of the committees on our Board;
•our financing policy;
•our compensation and benefit programs and other human resources policy decisions;
•termination of, changes to or determinations under our agreements with Bally’s;
•changes to any other agreements that may adversely affect us; and
•the payment of dividends.
Moreover, pursuant to the Stockholders Agreement, the Holding Company has veto rights over any transactions involving: (i)
change in control transactions of our company or any of our subsidiaries, including the Operating Company, (ii) acquiring or disposing of assets or any business enterprise or division thereof for consideration in excess of $50.0 million in any single transaction or series of transactions, (iii) increasing or decreasing the size of our board of directors, (iv) initiating any liquidation, dissolution, bankruptcy, or other insolvency proceeding involving us or any of our subsidiaries, including the
Operating Company, and (v) any transfer, issue, sale, or disposition by us of any shares of stock, other equity securities, equity-
linked securities, or securities that are convertible into equity securities of us or our subsidiaries to any person or entity that is a non-strategic financial investor in a private placement transaction or series of transactions. Because the Holding Company’s interests may differ from ours or from those of our other stockholders, actions that the Holding Company takes with respect to us, as our controlling stockholder, may not be favorable to us or our stockholders.
If the Holding Company sells a controlling interest in our Company to a third party in a private transaction, you may not realize any change-of-control premium on our Class A Interests, and we may become subject to the control of a presently unknown third party.
The Holding Company, holds approximately 89.5% of the voting power and approximately 44.8% of the economic power of our stock. The Holding Company has the ability, should it choose to do so, to sell some or all of these Class B Interests and
Class A-4 Interests in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our
Company.
The ability of the Holding Company to privately sell the Class B Interests, with no requirement for a concurrent offer to be made to acquire all of our Class A Interests, could prevent you from realizing any change-of-control premium on your Class A
Interests that may otherwise accrue to the Holding Company on its private sale of Class B Interests. Additionally, if the Holding
Company’s sells Class B Interests representing a significant portion of our stock, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if the Holding Company sells a controlling interest in our Company to a third party, any debt financing we secure in the future may be subject to acceleration, Bally’s subsidiary, BMG, may terminate the Permanent Services Agreement, the Temporary
Services Agreement and other arrangements, and our other relationships and agreements could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our results of operations, cash flows and financial condition.
The Holding Company’s interests may conflict with our interests and the interests of the other holders of our stock. Conflicts of interest between the Holding Company’s and us could be resolved in a manner unfavorable to us and the other holders of our stock.

Various conflicts of interest between us and the Holding Company’s could arise. Stock of our directors and officers in the stock of Bally’s, or a person’s service either as a director or officer of both companies, could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions relating to our Company. These decisions could include:
•corporate opportunities;
•the impact that operating decisions for our business may have on Bally’s consolidated financial statements;
•differences in tax positions between Bally’s and us;
•the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on
Bally’s current or future indebtedness or the covenants under that indebtedness;
•future, potential commercial arrangements between Bally’s and us or between Bally’s and third parties;
•business combinations involving us;
•our dividend policy;
•Bally’s exercising their right under the Guarantee Agreement to cause the Operating Company and its subsidiaries to guarantee Bally’s indebtedness;
•The Holding Company’s exercising their rights under the Stockholders Agreement;
•management interest ownership; and
•intercompany agreements between Bally’s and us.
Furthermore, disputes may arise between Bally’s and us relating to our past and ongoing relationship and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:
•tax, employee benefits, indemnification and other matters;
•the nature, quality and pricing of services Bally’s agrees to provide to us;
•sales or other disposals by the Holding Company of all or a portion of the Holding Company’s Class B Interests and
Class A-4 Interests; and
•business combinations involving us.
We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. While we are controlled by the Holding Company, we may not have the leverage to negotiate amendments to our agreements with Bally’s, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.
The interests of Bally’s major shareholders may differ from your interests.
As of December 31, 2025 (Successor), Standard RI Ltd (“Standard”) and SG CG Gaming LLC (“Standard Gaming”) together owned 67.07% of Bally’s shares of common stock and Noel Hayden owned 10.21% of Bally’s shares of common stock.
Standard General L.P. serves as investment manager to both Standard and Standard Gaming and, in that capacity, exercises voting and investment control over the shares held by both entities. Soohyung Kim, Chairman of Bally’s, is the managing partner and chief investment officer of Standard General L.P. As a result, Standard, Standard Gaming, Standard General L.P.,
Soohyung Kim and Noel Hayden (the “Bally’s majority shareholders”) have the ability to directly or indirectly exert significant influence over certain aspects of Bally’s business and affairs through the election of directors and vote on corporate actions requiring shareholder approval.
This concentration of ownership could also deter a change in control of our Company and make the approval of some transactions difficult without the support of the Bally’s majority shareholders. The relationship between the Bally’s majority shareholders and Bally’s may give rise to conflicts of interest with respect to, among other things, transactions and agreements among other entities controlled by the Bally’s majority shareholders and us, issuances of additional securities and the election of directors. To the extent the interests of the Bally’s majority stockholders diverge from our interests, they may exercise their influence over us in favor of their own interests over our interests. Similarly, the interests of the Bally’s majority stockholders may differ from or conflict with your interests as a holder of the Class A Interests.
Certain of our directors and officers may have actual or potential conflicts of interest because of their positions with Bally’s.
Certain of our directors and officers hold positions with Bally’s. In addition, they may own Bally’s stock, options to purchase
Bally’s stock or other Bally’s equity awards. These individuals’ holdings of Bally’s stock, options to purchase Bally’s stock or other equity awards may be significant compared to their total assets. Their positions at Bally’s and the ownership of any
Bally’s equity or equity awards creates, or may create the appearance of, conflicts of interest when they are faced with decisions that could have different implications for Bally’s than the decisions have for us.

Our second amended and restated certificate of incorporation limits the Holding Company liability to us or you for certain breaches of fiduciary duty and could also prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
Our second amended and restated certificate of incorporation provides that, to the fullest extent permitted by the laws of the
State of Delaware, the Holding Company has no obligation to refrain from:
•engaging in the same or similar business activities or lines of business as we do; or
•competing, directly or indirectly, with us or any of our subsidiaries.
Under our second amended and restated certificate of incorporation, to the fullest extent permitted by law, the Holding
Company will not be liable to us, our subsidiaries or to our stockholders for certain breaches of any fiduciary duty solely by reason of any of these activities.
Additionally, our second amended and restated certificate of incorporation includes a “corporate opportunity” waiver provision in which we renounce any interests or expectancy in corporate opportunities which become known to any of our directors or stockholders who are not employed by the Company or its subsidiaries. Generally, to the fullest extent permitted by law, neither the Holding Company nor our directors will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such person (i) pursues or acquires any corporate opportunity for the account of the Holding Company or its affiliates, (ii) directs, recommends, sells, assigns or otherwise transfers such corporate opportunity to the Holding Company or its affiliates, or (iii) does not communicate information regarding such corporate opportunity to us unless the potential transaction or corporate opportunity is expressly offered to our director in his or her capacity as a director of the Company. The corporate opportunity provision may exacerbate conflicts of interest between Bally’s and us because the provision may permit one of our directors who also serves as a director, officer, employee or other affiliate of Bally’s to choose to direct a corporate opportunity to Bally’s instead of us.
Bally’s is not restricted from competing with us in our casino and resort business, including as a result of acquiring a company that operates a casino and resort business. Due to the significant resources of Bally’s, including financial resources, name recognition and know-how resulting from the management of our business, Bally’s could have a significant competitive advantage over us should it decide to utilize these resources to engage in the type of business we conduct, which may cause our operating results and financial condition to be materially adversely affected.
Third parties may seek to hold us responsible for liabilities of Bally’s, which could result in a decrease in our income.
Third parties may seek to hold us responsible for Bally’s liabilities. If those liabilities are significant and we are ultimately held liable for them, we cannot assure that we will be able to recover the full amount of our losses from Bally’s.
We may not achieve some or all of the anticipated benefits of being a standalone public company.
We may not be able to achieve all of the anticipated strategic and financial benefits expected as a result of being a standalone public company, or such benefits may be delayed or not occur at all. These anticipated benefits include the following:
•allowing investors to evaluate the distinct merits, performance and future prospects of our business, independent of
Bally’s other businesses;
•improving our strategic and operational flexibility and increasing management focus as we continue to implement our strategic plan and allowing us to respond more effectively to different player needs and the competitive environment for our business;
•allowing us to adopt a capital structure better suited to our financial profile and business needs, without competing for capital with Bally’s other businesses;
•creating an independent equity structure that will facilitate our ability to effect future acquisitions utilizing our stock;
and
•facilitating incentive compensation arrangements for employees more directly tied to the performance of our business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives of our business.
We may not achieve the anticipated benefits of being a standalone public company for a variety of reasons, and it could adversely affect our operating results and financial condition.

We rely on our access to Bally’s brands and reputation and some of Bally’s relationships.
We believe the association with Bally’s will contribute to our building relationships with our players due to its recognized brands and products. Any perceived loss of Bally’s scale, capital base and financial strength may prompt our business partners to reprice, modify or terminate their relationships with us. In addition, any future reduction of Bally’s ownership of our
Company may affect our then current and future business relationships. We cannot predict with certainty the effect any of these perceived loss and ownership reductions will have on our business.
The services that we receive from Bally’s subsidiary, BMG, may not be sufficient for us to operate our business, and we would likely incur significant incremental costs if we lost access to BMG’s services.
In January 2023, the Operating Company and certain subsidiaries of Bally’s Corporation entered into the Permanent Services
Agreement with BMG, a subsidiary of Bally’s Corporation. Pursuant to the Permanent Services Agreement, BMG agreed to provide us and certain subsidiaries of Bally’s Corporation with general business support services, including services relating to external reporting obligations, internal audit, regulatory filings, design and construction, business development, human resources, tax, accounting, treasury and capital related, risk management, legal, finance and marketing upon the opening of our permanent casino and resort. Pursuant to the Permanent Services Agreement, we agreed to pay BMG an annual fee equal to the salaries, burden, overhead and other operating costs for providing such services based on our share of those costs calculated by reference to an appropriate common-size metric plus 6%, which fee may be reviewed and adjusted by the parties from time to time to reflect current market rates for such services and as required by the Code. The initial term of the agreement is one year, beginning upon the opening of our permanent casino and resort, and will be automatically renewed for successive one-year terms, unless either party serves on the other a written notice of termination.
The Operating Company has a Corporate Services Agreement with BMG, a subsidiary of Bally’s Corporation. Pursuant to the
Corporate Services Agreement, BMG agreed to provide us with certain administrative and corporate services related to our temporary casino. Pursuant to the Temporary Services Agreement, we agreed to pay BMG a monthly fee equal to $5.0 million, which fee may be reviewed and adjusted by the parties from time to time to reflect current market rates for such services and as required by the Code. The initial term of the agreement is two years, beginning August 30, 2023, was renewed in August 2025 through August 2026 and will be automatically renewed for successive one-year terms for as long as our temporary casino is licensed to continue operations, unless BMG serves on the Operating Company a written notice of termination. The Temporary
Services Agreement shall automatically terminate when our temporary casino permanently closes and our permanent casino and resort opens to the public.
If we lost access to the services provided to us by BMG under these agreements, we would need to replicate or replace certain functions, systems and infrastructure. We may also need to make investments or hire additional employees to operate without the same access to Bally’s existing operational and administrative infrastructure. These initiatives may be costly to implement.
The amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs could be subject to change.
We may not be able to replace the services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those that we will receive from BMG under the Permanent Services Agreement and the Corporate Services
Agreement. Additionally, if such agreements are terminated, we may be unable to sustain the services at the same levels or obtain the same benefits as when we were receiving such services and benefits from BMG. If we have to operate these functions separately, if we do not have our own adequate systems and business functions in place or if we are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline. In addition, we have historically received informal support from Bally’s and BMG, which might not be addressed in our services agreement. The level of this informal support could diminish or be eliminated.
While we are controlled by Bally’s, we may not have the leverage to negotiate amendments to our agreement with BMG and any agreements with Bally’s, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.
We may have received better terms from unaffiliated third parties than the terms we have received and will receive in our agreements with Bally’s and its affiliates.
The agreements that we have entered and will enter into with Bally’s and its affiliates, including the Permanent Services
Agreement and the Corporate Services Agreement, have been and will have been prepared while we were still a wholly-owned subsidiary of Bally’s. As a result, the terms of those agreements may not reflect terms that would have resulted if we had negotiated such terms with an unaffiliated third party.

We currently are dependent on Bally’s for various support services.
We are dependent on the services of Bally’s to provide us with various support services, including legal, accounting, finance, operational support and oversight, marketing, employee management and customer support services.
Our ability to successfully develop our permanent casino and resort on time and on budget is dependent to a large degree on the skills and efforts of employees of Bally’s. However, these individuals are not our employees and do not be devote all of their time and attention to the development of our permanent casino and resort. If we or Bally’s are unable to retain the services of our or its employees or if those employees do not devote sufficient time and attention to the development of our permanent casino and resort, we may be unable to open our permanent casino and resort on time and within our estimated budget, or at all.
Bally’s involvement with other projects may adversely affect our permanent casino and resort.
As of February 28, 2026, Bally’s Corporation owns and manages 20 casinos globally, including in the United Kingdom and in
11 states across the United States, along with a golf course in New York, and horse racetracks in Colorado and forthcoming in
Wyoming. Bally’s also has rights to developable land in Las Vegas at the site of the former Tropicana Las Vegas, has been awarded a license to build a full-scale casino and resort in The Bronx, New York. As numerous regulatory approvals, licenses and permits are required for the development and management of these other properties, Bally’s must devote significant funds, in addition to human and other resources, to meet its obligations with respect to these properties. As resources are expended for these other properties, the resources available for the development and management of our permanent casino and resort may be diverted, which may have a material adverse effect on the development and construction of our permanent casino and resort and our business, financial condition, results of operations and ability to make payments on the notes.
Various subsidiaries of Bally’s operate in the same industries and may in certain instances compete against each other and us for customers and business.
In addition to our Company, as of February 28, 2026, Bally’s owns and manages 19 other casinos globally. To the extent there is an overlap regarding the customers which Bally’s targets and the markets in which it operates, the subsidiaries of Bally’s may complete against each other for customers and business.
The interests of the Holding Company as the owner of the Subordinated Loans may differ from our and your interests.
The Subordinated Loans bear interest at a rate equal to 11% per annum, compounding quarterly. Principal and interest payments on the Subordinated Loans will be paid by us by withholding discretionary distributions that would otherwise be made by us to the investors with the corresponding Class A Interests, and applying such distributions to reduce amounts outstanding under the applicable Subordinated Loans. In connection with the consummation of the Transactions.
The Subordinated Loans and the Holding Company’s ability to influence our business may give rise to conflicts of interest with respect to, among other things, the timing and amount of payments on the Subordinated Loans. To the extent the interests of the
Holding Company’s diverge from our interests, the Holding Company may exercise their influence over us in favor of its own interests over our interests. Similarly, the interests of the Holding Company may differ from or conflict with your interests as a holder of Class A Interests.
We do not own Bally’s brands and expect to license the brands from an affiliate; if this license were to be terminated, it could negatively impact our business.
We expect to enter into a license agreement with BMG, another subsidiary of Bally’s, granting us the right to use certain trademarks and service marks, including the Bally’s marks. We expect that the license will be terminable in the event of an uncured material breach or in the event we are no longer an affiliate of BMG. If this license were to be terminated, we would be forced to rebrand, which could be costly, result in the loss of customers, and have a material adverse effect on the results of our operations.
Our business depends on the quality and reputation of the Bally’s brands.
All of our products and services are offered under the Bally’s brand names, and we intend to continue to develop and offer products and services under the Bally’s brands. The concentration of our products and services under these brands may expose us to risks of brand deterioration or reputational decline, that are greater than if our portfolio were more diverse. Furthermore, as we are not the owner of the Bally’s brands, any failure by Bally’s to protect the Bally’s brands could reduce their value and also harm our business.

If third parties claim that we infringe upon their intellectual property rights, our operating results could be adversely affected.
We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of trademark or other intellectual property infringement, even those without merit, could (i) be expensive and time consuming to defend; (ii) require us to rebrand or otherwise modify our operations; (iii) divert management’s attention and resources or (iv) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us of third party intellectual property infringement could result in our being required to pay significant damages, enter into costly license or royalty agreements, or cease the infringing activity, any of which could have a material adverse effect on the results of our operations.
Cybersecurity and Technology Risks
We rely on information technology and other systems and platforms, and any failures, errors, defects or disruptions in our systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects.
We currently engage, and intend to continue to engage, a number of third parties to provide gaming operating systems for our temporary casino and our permanent casino and resort. As a result, we currently rely, and will continue to rely, on such third parties to provide uninterrupted services in order to run our business efficiently and effectively. In the event one of these third parties experiences a disruption in its ability to provide such services (whether due to technological or financial difficulties or power problems), this may result in a material disruption to the wagering activity at our temporary casino and our permanent casino and resort, which could have a material adverse effect on our business, operating results and financial condition.
As we finalize construction and commence operating our permanent casino and resort, we expect the amount and types of product and services offerings to continue to grow and evolve, which will require an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our customer’s needs. Such infrastructure expansion may be complex, and unanticipated delays or limited availability of components may lead to increased project costs, operational inefficiencies or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the customer experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased customer demands. Any unscheduled interruption in our technology services is likely to result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations, cloud computing and lottery systems.
We believe that if our users have a negative experience with our offerings, or if our brand or reputation is negatively affected, users may be less inclined to continue or resume utilizing our products or recommend our platform to other potential users. As such, a failure or significant interruption in our service would harm our reputation, business and operating results.
We are reliant on the reliability and viability of Internet infrastructure, which is out of our control, and the proper functioning of our own network systems.
The growth of Internet usage has caused interruptions and delays in processing and transmitting data over the Internet. There can be no assurance that Internet infrastructure or our own network systems will continue to be able to support the demands placed on them by the continued growth of the Internet, the overall gambling industry or that of our customers. The Internet’s viability could be affected by delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or by increased government regulation. The introduction of legislation or regulations requiring Internet service providers in any jurisdiction to block access to our websites and products may restrict the ability of our customers to access products and services offered by us. Such restrictions, should they be imposed, could have a material adverse effect on our business, financial condition and results of operations.
If critical issues concerning the commercial use of the Internet are not favorably resolved (including security, reliability, cost, ease of use, accessibility and quality of service), if the necessary infrastructure is not sufficient or if other technologies and technological devices eclipse the Internet as a viable channel, this may negatively affect Internet usage, and our business, financial condition and results of operations will be materially adversely affected. Additionally, the increasing presence of viruses and cyber-attacks may affect the viability and infrastructure of the Internet and/or the proper functioning of our network systems and could materially adversely affect our business, financial condition and results of operations.

Our business may be harmed from cybersecurity incidents, and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers’, business partners’ or our own information or other breaches of information security.
We make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems, or those of service providers and business partners, that maintain and transmit customer or employee information may be compromised by a malicious third-party penetration of our network security, or that of a third-
party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees, or those of a third-party service provider or business partner. As a result, our customers’ or employee’s information may be lost, disclosed, accessed or taken without our customers’ or employees’ consent.
In addition, third-party service providers and other business partners process and maintain proprietary business information and data related to our employees, customers, suppliers and other business partners. The information technology and other systems that we design and implement to maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third-party penetration of our network security or that of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees or those of a third-party service provider or business partner. As a result, our business information or customer, supplier and other business partner data may be lost, disclosed, accessed or taken without consent.
Any such loss, disclosure or misappropriation of, or access to, customers’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our business, operating results and financial condition.
Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our reputation, business, operating results and financial condition.
We may use artificial intelligence (“AI”) in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We may incorporate AI solutions into our business, offerings, services and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and materially adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential future regulation of AI, may also result in additional costs associated with compliance with emerging regulations. The rapid evolution of AI, including potential government regulation of AI, may require significant resources to develop, test and maintain our business, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
Risks Related to Our Indebtedness
Our existing and future indebtedness may limit our operating and financial flexibility.
In connection with the closing of our initial public offering, we incurred $77.6 million of Subordinated Loans in connection with the issuance of the Class A Interests. Our current and future indebtedness may have important negative consequences for us, including:
•limiting our ability to satisfy obligations;
•increasing vulnerability to general adverse economic and industry conditions;
•limiting flexibility in planning for, or reacting to, changes in our businesses and the markets in which we conduct business;
•increasing vulnerability to, and limiting our ability to react to, changing market conditions, changes in industry and economic downturns;
•limiting our ability to obtain additional financing to fund working capital requirements, capital expenditures, debt service, general corporate or other obligations;

•subjecting us to a number of restrictive covenants that, among other things, limit our ability to pay dividends and distributions, pay principal or interest on junior indebtedness, including the Subordinated Loans, make acquisitions and dispositions, borrow additional funds and make capital expenditures and other investments;
•limiting our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make principal and/or interest payments on outstanding debt;
•causing our failure to comply with the financial and restrictive covenants contained in our current or future indebtedness could cause a default under such indebtedness (or our other indebtedness) and which, if not cured or waived, could adversely affect us; and
•affecting our ability to renew gaming and other licenses necessary to conduct our business.
Though we have significant amounts of indebtedness outstanding, we may issue or incur additional indebtedness to fund our operations, including as necessary to execute on our growth strategy. Further, we may incur other liabilities that do not constitute indebtedness. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness or financing obligations in the future.
Servicing our indebtedness and funding our other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.
Our ability to make payments on and refinance our indebtedness and to fund our operations and capital expenditures is dependent upon our ability to generate cash flow and secure financing in the future. Our ability to generate future cash flow depends, among other things, upon:
•the timing of finalizing construction and development of our permanent casino and resort;
•our ability to obtain regulatory licenses to operate our temporary casino and our permanent casino and resort;
•our temporary casino’s operating performance and our permanent casino and resort’s future operating performance once it begins operations;
•general economic conditions;
•competition;
•legislative and regulatory factors affecting our operations and businesses; and
•our future operating performance.
While we believe our current capital commitments are sufficient until the opening of our permanent casino and resort, unforeseen events could impact our capital needs, and some of these factors will be beyond our control. There can be no assurance that our temporary casino or our permanent casino and resort will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. The inability to generate cash flow could result in us needing to refinance all or a portion of our indebtedness on or before maturity, including through the issuance of additional debt or equity securities. If needed, there can be no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could adversely affect our financial condition.

We and the Operating Company guarantee Bally’s Corporation’s indebtedness, the amount of which is significant.
In connection with the Holding Company’s commitment to guarantee the GLP Lease Agreement and GLP Development
Agreement, and in partial consideration for certain investments by Bally’s Corporation and its subsidiaries into the Operating
Company, we and the Operating Company intend to guarantee all of Bally’s Corporation’s indebtedness upon Bally’s
Corporation’s (or its Parent Company’s (as defined in Bally’s Corporation’s existing master lease agreement with GLP), if any, following a Control Transaction (as defined in the GLP Term Sheet)) guaranteeing the GLP Lease Agreement and the GLP
Development Agreement or upon request from Bally’s Corporation; provided that, at any time after such guarantee by Bally’s
Corporation (or its Parent Company) or such request from Bally’s Corporation, upon request of the Operating Company,
Bally’s Corporation will guarantee the Operating Company’s obligations under any lease obligations outstanding at such time, including any obligations under the Oak Street Lease Agreement or, if entered into, the GLP Lease Agreement and the GLP
Development Agreement, to the maximum extent permitted under the instruments governing Bally’s Corporation’s indebtedness (assuming full borrowing of all outstanding commitments under Bally’s Corporation’s revolving credit facilities outstanding at such time). Furthermore, we and the Operating Company intend to enter into the Guarantee Agreement with
Bally’s Corporation, pursuant to which, at any time in the future, upon request from Bally’s Corporation, we and the Operating
Company will guarantee, and cause each of our wholly-owned subsidiaries to guarantee, any additional indebtedness that
Bally’s Corporation enters into at any time in the future. The amount of Bally’s Corporation’s indebtedness guaranteed by us and the Operating Company is significant, and the failure of Bally’s to service its indebtedness and comply with the covenants thereunder, or refinance such indebtedness on favorable terms, could adversely affect our financial condition.
If Bally’s Corporation or its subsidiaries are unable to generate sufficient cash to service all of its obligations, including, without limitation, indebtedness and lease obligations, they may default, and we, as guarantors of its obligations, may be forced to take other actions to fund the satisfaction of our obligations as guarantors, which may not be successful.
If the cash flow of Bally’s Corporation or its subsidiaries is insufficient to fund its obligations, including, without limitation, indebtedness and lease obligations, then Bally’s Corporation and/or its subsidiaries will be in default and holders of those obligations could declare all outstanding principal and interest to be due and payable. As guarantors, we would be required to repay such obligations. As a result, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, raise additional debt or equity capital or restructure or refinance our indebtedness. However, we may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Even if new financing were available, it may be on terms that are less attractive to us than our then existing indebtedness or it may not be on terms that are acceptable to us. In addition, the new agreements may restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Thus, we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Moreover, pursuant to our and the Operating Company guarantee of the obligations, including, without limitation, indebtedness and lease obligations of Bally’s Corporation and its subsidiaries, we will pledge our LLC Interests in the Operating Company as collateral and the
Operating Company will mortgage the Chicago casino project to secure Bally’s Corporation’s obligations. If we are unable to generate enough cash to repay the obligations, including, without limitation, indebtedness and lease obligations of Bally’s
Corporation or its subsidiaries, in the event of a default, the lenders under such obligations could foreclose against our assets securing such obligations and we could be forced into bankruptcy or liquidation.

Risks Related to Our Organizational Structure
Our principal asset are our interest in the Operating Company, and, as a result, we are dependent on distributions from the
Operating Company to pay our taxes and expenses. The Operating Company’s ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and have no material assets other than our ownership of LLC Interests. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of the Operating Company and distributions we receive from the Operating Company. There can be no assurance that the Operating Company will generate sufficient cash from operations, which, among other things, may be impacted by debt service payments on our or the Operating
Company’s senior indebtedness, capital expenditures, potential expansion opportunities and the availability of financing alternatives, the need to service any future indebtedness or other liquidity needs and general industry and business conditions, including the pace of the construction and development of our permanent casino and resort in Chicago. In addition, any debt we or the Operating Company may incur in the future is likely to restrict our and the Operating Company ability to pay dividends or distributions, and such restriction may prohibit us and the Operating Company from making distributions. The Operating
Company reports as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level
U.S. federal income tax. Instead, any taxable income of the Operating Company is allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of the Operating Company.
Under the terms of the the Operating Company LLC Agreement, the Operating Company is obligated to make tax distributions to holders of LLC Interests, including us, to the extent it has distributable cash. In addition to tax expenses, we also incur expenses related to our operations, which can be significant. We, as its managing member, cause the Operating Company to make cash distributions to the owners of LLC Interests in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses. However, the Operating Company’s ability to make such distributions may be subject to  various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which the Operating Company is then a party, including any debt or financing agreements, or any applicable law, or that would have the effect of rendering the Operating Company insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, including potentially from Bally’s and its affiliates if available, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. In addition, if the Operating Company does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.
We are subject to taxes by the U.S. federal, state and local tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, tax treaties, regulations or interpretations thereof; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state and local taxing authorities.
Outcomes from these audits could have an adverse effect on our operating results and financial condition.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, including as a result of our ownership of the Operating Company, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940
Act.
We and the Operating Company intend to conduct our operations so that we will not be deemed an investment company. As the sole managing member of the Operating Company, we control and operate the Operating Company. On that basis, we believe that our interest in the Operating Company is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of the Operating Company, or if the Operating Company itself becomes an investment company, our interest in the Operating Company could be deemed an “investment security” for purposes of the
1940 Act.
If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Risks Related to Ownership of our Class A Interests
Our Class A Interests do not have an active trading market and are subject to restrictions on transferability and redemption provisions, and you may find it difficult to sell your Class A Interests.
Our Class A Interests are not listed on an active trading market, and we do not plan to list or display the Class A Interests on any securities exchange or interdealer market quotation system. There is no trading market for our Class A Interests and, due to transferability restrictions, an active market for our Class A Interests will not likely develop in the future. As such, our Class A
Interests have limited liquidity and holders of our Class A Interests may not be able to monetize their full investment in our
Class A Interests, if at all.
In addition, our Class A Interests are also subject to restrictions on transferability and redemption provisions, each of which individually and in the aggregate materially impacts the ability of holders of our Class A Interests to transfer their Class A
Interests. Our Class A Interests can only be transferred without our consent to Permitted Transferees. Additionally, our Class
A-1 Interests, Class A-2 Interests and Class A-3 Interests can be transferred with our consent only after the Subordinated Loan attributable to such class of Interests has been paid in full and such Interests are converted to Class A-4 Interests. All Class A-1
Interests will be converted into Class A-4 Interests upon the full repayment of the Class A-1 Subordinated Loans, all Class A-2
Interests will be converted into Class A-4 Interests upon the full repayment of the Class A-2 Subordinated Loans and all Class
A-3 Interests will be converted into Class A-4 Interests upon the full repayment of the Class A-3 Subordinated Loans. If a holder of Class A-1 Interests, Class A-2 Interests and/or Class A-3 Interests would like to transfer their Interests before the
Subordinated Loans attributable to such class of Interests are paid off, such holder or the transferee may repay in full the pro rata amount of the remaining balance of the Subordinated Loans then outstanding attributable to such Interests before or substantially concurrently with such transfer and conversion. These transfer and redemption provisions could materially and adversely impact the value of your Class A Interests.
State securities laws may further limit secondary trading, which may restrict the states in which and conditions under which you can sell our Class A Interests.
Secondary trading in our Class A Interests is not possible in any state until our Class A Interests are qualified for sale under the applicable securities laws of such state or there is confirmation that an exemption is available for secondary trading in the state.
As a result of this, the liquidity for our Class A Interests could be significantly further affected, resulting in a potential loss on your investment.

An investment in the Class A Interests is not an FDIC insured deposit.
The Class A Interests are not savings accounts, deposits or other obligations of any bank or non-bank entities and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other governmental agency or instrumentality. Any such investment is subject to investment risk and investors may experience loss with respect to your investment.
The Class A Interests are equity and are subordinate to our existing and future indebtedness.
The Class A Interests are shares of stock in Bally’s Chicago, Inc. and do not constitute indebtedness. As such, the Class A
Interests rank junior to all indebtedness and other non-equity claims on our business with respect to assets available to satisfy claims, including in a liquidation of the Company. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of our Class A Interests:
•pursuant to the terms of our second amended and restated certificate of incorporation, so long as there are
Subordinated Loans outstanding that are attributable to each of our various Class A-1 Interests, Class A-2 Interests and
Class A-3 Interests, any cash available for distribution that would otherwise be paid to holders of our Class A-1
Interests, Class A-2 Interests and Class A-3 Interests as applicable, will be required to be used for the repayment of principal and accrued interest on the corresponding Subordinated Loans owed by us;
•as a corporation, we are subject to restrictions on payments of dividends and redemption price out of lawfully available funds; and
•as a regulated gaming company, our ability to declare and pay dividends is subject to additional restrictions imposed by law.
You may not receive dividends or other distributions on the Class A Interests.
Any debt we may incur in the future is likely to restrict our ability to pay dividends, and such restriction may prohibit us from making payments on the Subordinated Loans or distributions, or reduce the amount of cash available for distribution. In addition, Delaware law imposes requirements that may restrict our ability to pay dividends to holders of our shares. Dividends on the Class A Interests are discretionary and non- cumulative. Consequently, if our Board (or a duly authorized committee of our Board) does not authorize and declare a dividend, holders of our Class A Interests will not be entitled to receive any such dividend.
We have no obligation to pay dividends with respect to the Class A Interests or any other shares we may issue. In addition, if and to the extent such act would cause us to fail to comply with applicable contractual restrictions (including our indebtedness), laws, rules and regulations (including applicable gaming rules in Illinois), we may not declare, pay or set aside for payment dividends on our Class A Interests.
Even if we pay dividends on our Class A Interests, pursuant to the terms of our amended and restated certificate of incorporation, so long as there are Subordinated Loans outstanding that are attributable to each of our various Class A-1
Interests, Class A-2 Interests and Class A-3 Interests, any cash available for distribution that would otherwise be paid to holders of our Class A-1 Interests, Class A-2 Interests and Class A-3 Interests, as applicable, will be required to be used for the repayment of principal and accrued interest on the corresponding Subordinated Loans owed by us until such time as such Subordinated Loans are fully paid and discharged, which means you may never directly receive a cash dividend on your Class A-1 Interests, Class A-2 Interests and Class A-3 Interests.

Given the capital intensity of developing, constructing, opening and operating a casino resort project of this scale, we currently expect that the Operating Company will not have any cash available for distribution until approximately three to five years after our permanent casino and resort begins operations. However, this may fluctuate depending on the Operating Company’s ability to generate cash from operations and its cash flow needs, which, among other things, may be impacted by debt service payments on its senior indebtedness, capital expenditures, potential expansion opportunities and the availability of financing alternatives, the need to service any future indebtedness or other liquidity needs and general industry and business conditions, including the pace of the construction and development of our permanent casino and resort in Chicago. Pursuant to the terms of our amended and restated certificate of incorporation, so long as there are Subordinated Loans outstanding that are attributable to each of our various Class A-1 Interests, Class A-2 Interests and Class A-3 Interests, any cash available for distribution that would otherwise be paid to holders of our Class A-1 Interests, Class A-2 Interests and Class A-3 Interests will be required to be used for the repayment of principal and accrued interest on the corresponding Subordinated Loans owed by us. Therefore, even if our Board (or a duly authorized committee of our Board) authorizes and declares a dividend on our shares of stock, holders of our Class A-1 Interests, Class A-2 Interests and Class A-3 Interests will not be entitled to receive any such dividend until such time as the corresponding Subordinated Loans associated with such Class A Interests are paid in full, which may take a prolonged period of time to occur, if at all.
Our Subordinated Loans accrue interest at a rate of 11% per annum, compounding quarterly, and accrued and unpaid interest will be added to the outstanding principal amount thereof on a quarterly basis. As a result, the amount of Subordinated Loans that are to be paid with a percentage of the amounts that would otherwise be paid on account of Class A-1 Interests, Class A-2
Interests and Class A-3 Interests will increase until the date, if any, on which dividends are to be paid on the Class A-1
Interests, Class A-2 Interests and Class A-3 Interests.
In addition, given the Class A-3 Subordinated Loans attributable to each Class A-3 Interest will be lower than the Class A-1
Subordinated Loans and Class A-2 Subordinated Loans attributable to the Class A-1 Interests and Class A-2 Interests,
respectively, the Class A-3 Subordinated Loans are expected to be fully repaid prior to the Class A-1 Subordinated Loans and the Class A-2 Subordinated Loans, to the extent they are fully repaid. Similarly, the Class A-2 Subordinated Loans are expected to be fully repaid prior to the Class A-1 Subordinated Loans, to the extent they are fully repaid. However, due to the significant amount of indebtedness (including both principal and interest) owed on the Subordinated Loans, we do not expect to fully repay the Subordinated Loans for an extended period of time, if at all. As such, holders of Class A-1 Interests, Class A-2 Interests and
Class A-3 Interests may not directly receive the cash dividends or other distributions that otherwise would have been payable on such Class A-1 Interests, Class A-2 Interests and Class A-3 Interests for an equivalently long period of time, if at all, or realize any accretion in value above the initial amount invested. Moreover, the value of the principal and accrued interest on the
Subordinated Loans could exceed the value of the Class A-1 Interests, Class A-2 Interests and Class A-3 Interests otherwise payable upon a sale of the business, resulting in holders of the Class A-1 Interests, Class A-2 Interests and Class A-3 Interests
receiving nothing upon such a sale.
Our second amended and restated bylaws provide that, subject to limited exceptions, the state and federal courts (as appropriate) located within the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our second amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum,
(A)(i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees or stockholders to us or to our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our second amended and restated certificate of incorporation or second amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware, shall be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware, and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our second amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. Any person or entity purchasing or otherwise acquiring or holding any interest in our equity securities shall be deemed to have notice of and consented to the forum provisions in our second amended and restated
certificate of incorporation. Our exclusive forum provision shall not relieve the Company of its duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules, and regulations.
Holders of our Class A-1 Interests, Class A-2 Interests and Class A-3 Interests may be subject to taxes as the Subordinated
Loans corresponding to such shares of stock are repaid, even though such holders do not receive a corresponding cash distribution.
Section 305 of the Internal Revenue Code provides that if a corporation distributes property to some shareholders and other shareholders have an increase in their proportionate interests in the assets or earnings and profits of the corporation, such other shareholders may be deemed to receive a distribution that could be a taxable dividend. In this case, because we and Bally’s treat the Subordinated Loans as “stock” for U.S. federal income tax purposes, “property” distributions are considered to be made to
“some shareholders” of Bally’s Chicago, Inc. as payments are made on the Subordinated Loans, and equivalent cash
(“property”) distributions will be made with respect to the Class A-4 Interests. In addition, as payments are made on the
Subordinated Loans, particularly those that repay the original principal amount of such Subordinated Loans, the proportionate interests of holders of our Class A-1 Interests, Class A-2 Interests and Class A-3 Interests in the assets or earnings and profits of
Bally’s Chicago, Inc. may be viewed as increasing. Accordingly, it is possible that such increase could be treated as a deemed distribution under Section 305 of the Code or otherwise as taxable income to such holders under other theories. However, under the Treasury Regulations relating to Section 305 of the Code and other IRS administrative guidance, certain financing arrangements in the form of preferred stock investments that fund a corporation and then are systematically eliminated through property distributions until they are fully retired, and are designed to facilitate the ownership of a business with an effect of increasing another stockholder’s proportionate interests in the assets or earnings and profits of a corporation over such period, do not result in a deemed distribution to such other stockholder. The applicability of these authorities to the holders of our Class
A-1 Interests, Class A-2 Interests and Class A-3 Interests in this situation is uncertain.
We take the position that holders of applicable series of Class A Interests are not be treated as receiving a deemed distribution from us or otherwise realizing income as a result of repayment of the Subordinated Loans corresponding to such shares.
However, there can be no assurance that the U.S. Internal Revenue Service will not take a contrary position, for example, treating the proportionate interest in our earnings and profits owned by holders of the applicable series of Class A Interests as having increased upon repayment of the Subordinated Loans corresponding to such shares, and treating such holders as having received a distribution. In that case, such deemed distribution may be treated as a dividend subject to U.S. federal income tax, without the receipt by holders of any cash. In addition, for any holder that is a “Non-U.S. Holder” (as defined in “Material U.S.
Federal Income Tax Consequences”), any deemed distribution could be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty. Because deemed distributions received by a holder would not give rise to any cash from which any applicable withholding tax could be satisfied, if we (or an applicable withholding agent) pay withholding (including backup withholding) on behalf of a holder, we (or an applicable withholding agent) may set off any such payment against, or withhold such taxes from, payments of cash payable to such holder or sales proceeds received by, or other funds or assets of, such holder, or require alternative arrangements with respect to such withholding taxes.
Investors should consult their own tax advisors about the application of Code Section 305 and any other potential deemed receipt of income risk with respect to our Class A Interests.
If non-U.S. persons acquire our Class A Interests, such non-U.S. persons may be subject to material adverse U.S. federal income and/or withholding tax consequences, including if we are considered a United States real property holding corporation.
Such adverse tax consequences may limit transferability and impact the value of our Class A Interests.

If a non-U.S. person acquires our Class A Interests and we are considered a “United States real property holding corporation” (a
“USRPHC”) for U.S. federal income tax purposes, such non-U.S. person may be subject to material adverse U.S. federal income or withholding tax consequences, or both, in respect of certain distributions on, and payments in connection with a sale, exchange, redemption, repurchase or other disposition of, our Class A Interests. Such adverse U.S. federal income and/or withholding tax consequences may limit transferability of our Class A Interests and have a negative impact on the value of our
Class A Interests.
General Risk Factors
Our ability to continue as a going concern depends upon the funding by Bally’s Corporation.
We have incurred losses and negative cash flows from operations, excluding funds from Bally’s Corporation, since our inception. Our ability to continue as a going concern depends upon the funding by Bally’s Corporation. Our temporary casino began operations on September 9, 2023 and there can be no assurance that we will be able to be successful in the planned operations therein. If we are unable to obtain sufficient funding, we could be forced to change or delay our planned operating activities, and our liquidity, results of operations and financial condition could be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there is substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.
While we expect to have sufficient capital to sustain our business until our permanent casino and resort is open, it is possible that the amount of capital we have raised may not be enough to sustain our current business plan.
Based on Bally’s equity commitments to the Operating Company and the financing we have received from GLP, we believe that we are sufficiently capitalized until the opening of our permanent casino and resort. However, unforeseen events could necessitate us to raise additional capital. In order to achieve our near and long-term goals, it is possible that we may need to procure funds in addition to the amount previously raised in our initial public offering and the concurrent private placements.
There is no guarantee we will be able to raise such funds on acceptable terms or at all. If we are not able to raise sufficient capital in the future, we will not be able to execute our business plan, our continued operations will be in jeopardy and we may be forced to cease operations and sell or otherwise transfer all or substantially all of our remaining assets, which could cause you to lose all or a portion of your investment.
Our management team has limited experience managing a public company, and the requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.
As a public company listed in the United States, we incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the State of Illinois, may increase legal and financial compliance costs, and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.
Most members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. Furthermore, we are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to establish the corporate infrastructure required of a public company and to comply with evolving laws, regulations and standards are likely to divert management’s time and attention away from revenue-generating activities to compliance activities, which may prevent us from implementing our business strategy and growing our business. Moreover, we may not be successful in implementing these requirements. If we do not effectively and efficiently manage our transition into a public company and continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.

Additionally, as a public company, we may from time to time be subject to proposals by stockholders urging us to take certain corporate actions. If activist stockholder activity ensues, we may be required to incur additional costs to retain the services of professional advisors, management time and attention will be diverted from our core business operations, and perceived uncertainties as to our future direction, strategy or leadership may cause us to lose potential business opportunities and impair our brand and reputation, any of which could materially and adversely affect our business, financial condition and results of operations.
In addition to increasing our legal and financial compliance costs, the additional rules and regulations described above might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board, on committees of our Board or as members of our senior management team.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of our investors and securities analysts, resulting in a decline in the value of our Class A Interests.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on many factors, including historical experience and various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
included elsewhere in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the value of our Class A Interests.
Our reported financial results may be negatively impacted by changes in GAAP and financial reporting requirements.
GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies, including the Financial Accounting Standards Board (“FASB”), the SEC and
various bodies formed to promulgate and interpret appropriate accounting principles. FASB has in the past issued new or revised accounting standards that superseded existing guidance and significantly impacted the reporting of financial results.
Any future change in GAAP and financial reporting requirements or interpretations could also have a significant effect on our reported financial results, and may even affect the reporting of past transactions completed before the announcement or effectiveness of a change if retrospective adoption is required. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.
The estimates of market opportunity and forecasts of market growth included herein may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, or at all.
The estimates of market opportunity and forecasts of market growth included herein may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described herein.
The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. In addition, our ability to expand in any of our target markets depends on a number of factors, including the cost, performance and perceived value associated with our products.
Even if the markets in which we compete meet the size estimates and growth forecasted herein, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included herein should not be taken as indicative of our future growth.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Class A Interests less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and
may remain an emerging growth company until December 31, 2030. However, if certain events occur prior to the end of such period, including if we become a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended
(the “Exchange Act”), our annual gross revenue exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 (the “Sarbanes- Oxley Act”);
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight
Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, unless the SEC determines the new rules are necessary for protecting the public;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K. In particular, in this Annual
Report on Form 10-K, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our Class A Interests less attractive if we rely on these exemptions.
Emerging growth companies can also take advantage of the extended transition period provided in Section 13(a) of the
Exchange Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to use this extended transition period. As a result, our consolidated financial statements are comparable to the financial statements of companies that comply with new or revised accounting pronouncements as of public company effective dates.
We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-
voting shares of stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting shares of stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
We will incur significant additional costs as a result of being a public company.
We incur increased costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer
Protection Act of 2010 and the Exchange Act. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming. We expect such expenses to further increase after we are no longer an “emerging growth company” or a “smaller reporting company.” We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. If we fail to maintain sufficient levels of such insurance, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.CYBERSECURITY
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and practices. As a majority owned subsidiary of
Bally’s Chicago Holding Company, LLC, a wholly owned subsidiary of Bally’s Corporation, the Company adheres to Bally’s
Corporation’s enterprise-wide cybersecurity policies, governance framework and risk management processes, We routinely assess material risks from cybersecurity threats, including any potential unauthorized attack on, or use of, our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information stored therein. The Company leverages Bally’s Corporation’s centralized information security organization, systems, and controls, and has integrated these processes into its local operational practices.
Our data breach management policy classifies potential incidents by risk levels, and we typically prioritize our incident mitigation and impact evaluation efforts based on those risk classifications, while focusing on maintaining the resiliency of our systems. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls, and other safeguards in place to manage such risks.
Following these risk assessments, we design, implement, and maintain reasonable safeguards to minimize the identified risks;
reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards. Some of the other steps we have taken to detect, identify, assess, classify, and attempt to mitigate cyber security and risks include:
•Adopting and periodically reviewing and updating information security and privacy policies;
•Conducting targeted audits and penetration tests throughout the year, using both internal and external resources;
•Complying with the Payment Card Industry Data Security Standard (PCI-DSS);
•Implementing an Information Security Management System (ISMS) that is certified as meeting the requirements of the
ISO 27001 standard;
•Implementing a Privacy Information Management System (PIMS) that complies with the requirements of the ISO
27701 standard;
•Engaging an industry-leading, suitably qualified and experienced third party to independently evaluate our information security systems on a regular basis;
•Adopting a vendor risk management program, which includes receiving the results of cybersecurity evaluations conducted on certain vendors engaged in high-risk data processing;
•Providing security and data protection training and awareness to our employees, contractors and key partners with access to sensitive information and systems; and
•Maintaining cyber liability insurance.
At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information regarding risks from cybersecurity threats, please refer to Item 1A “Risk Factors -Cybersecurity and Technology Risks.
Governance
Cybersecurity and data protection falls under our overall risk management and oversight. The Bally’s Corporation Board of
Directors periodically receives reports from our operations committee, cybersecurity management, external professional advisors, and other relevant Company personnel regarding various types of risks faced by the Company and the Company’s risk mitigation efforts related thereto, including cybersecurity risks and related mitigation efforts. As a majority owned indirect subsidiary, the Company’s cybersecurity falls under this governance structure and is included within the enterprise-level oversight of cybersecurity risks.
The Bally’s Corporation Board also receives presentations from management regarding trends in cybersecurity risks and risk mitigation initiatives and plans, including briefings on recent breaches at other companies and key takeaways and lessons learned that are applicable to our business. The Board will also periodically review key cybersecurity-related benchmarks for the Company.

The Company has a dedicated Security Forum and a Data Protection Committee comprising members from our senior leadership that convene on a regular basis to receive updates from our operations committee, cybersecurity management, external professional advisors, and other relevant Company personnel about the Cybersecurity & Privacy programs we have in place; discuss and assess material risks and planned risk mitigation, incidents and planned remediation efforts, trends observed, consider cybersecurity-related proposals, and review and adopt changes in cybersecurity policies. Bally’s Chicago Inc.
participates in these governance structures as part of the Corporation’s enterprise-wide cybersecurity program.
Management’s Responsibilities
In the event we identify a potential cybersecurity issue, we have defined procedures for responding to such issues, including procedures that address when and how to engage with Company management, our Board of Directors, other stakeholders, and law enforcement when responding to such issues. Bally’s Corporation has a dedicated management team overseeing its cybersecurity initiatives, led by the Chief Information Officer, the Vice President and Global Data Privacy Officer, and the Vice
President of Cybersecurity. Bally’s Chicago Inc. relies on this centralized cybersecurity leadership team in carrying out its own cybersecurity responsibilities. The Chief Information Officer has over 25 years’ experience overseeing and managing information technology teams and complex IT systems, and the Vice President of Cybersecurity has over 15 years’ experience developing and managing cybersecurity functions and strategies. The Vice President of Global Data Privacy is a recognized leader in the industry with over 7 years of experience in managing global data privacy programs. The cybersecurity management team regularly meets with senior executives and other team members to provide oversight with respect to our cybersecurity risk detection, identification, assessment, classification, and mitigation efforts. These oversight and escalation processes extend to Bally’s Chicago Inc. as part of Bally’s Corporation’s integrated cybersecurity program.
ITEM 2.PROPERTIES
As of December 31, 2025, the Company’s Temporary Casino reportable segment includes it’s temporary casino facility at the historic Medinah Temple, located at 600 N. Wabash Avenue, Chicago, Illinois, which opened on September 9, 2023, and continues to operate in its 34,894 square feet of gaming space.
The Company’s Permanent Casino reportable segment includes a 30-acre site in Chicago, Illinois where the Company is developing its permanent flagship property. Additionally, as of December 31, 2025, the Company had approximately 18,233 square feet of leased office space located at 640 N LaSalle, Suite 460, Chicago, Illinois 60654.

ITEM 3.LEGAL PROCEEDINGS
On January 29, 2025, the American Alliance for Equal Rights and certain other individuals filed a complaint against the City of
Chicago, certain members of the Illinois Gaming Board (the “IGB”), the Operating Company and the Company, alleging that the requirements that 25% of the Operating Company’s equity be owned by individuals that are women or minorities or woman- or minority-owned and controlled entities (the “Criteria”) violate federal laws and seeking, among other remedies, permanent injunctions to prevent the IGB members from enforcing 230 ILCS 10/6(a-5)(9), to allow shareholders to sell their
Class A Interests to white males, to mandate the rescission of the host community agreement, and to require the rescission of shares sold under the Criteria. In addition, on January 30, 2025, a complaint was filed against the City of Chicago (including the
Mayor and Treasurer in their official capacities), certain members of the IGB, Bally’s Corporation and the Company, also alleging that the Criteria violate federal laws and seeking, among other remedies, permanent injunctions to prevent the implementation of the HCA’s requirements for minority and woman ownership in the Company, and to prevent the exclusion of
“otherwise qualified individuals” from participating in the Company’s ownership, Board, or employment. On January 31, 2025, an emergency motion was filed for preliminary injunction and temporary restraining order, seeking to preclude the closing of the offering while the case proceeds on the merits. On February 6, 2025, the court denied the plaintiffs’ request for a temporary restraining order to enjoin our initial public offering. In response to the filing of our amended S-1 on April 22, 2025, which removed the Criteria, plaintiffs in both lawsuits voluntarily dismissed their claims against all defendants (the former with prejudice on June 6, 2025 and the latter without prejudice on April 30, 2025).
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
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Use of Initial Public Offering Proceeds
On August 12, 2025, the SEC declared effective our Registration Statement on Form S‑1 (File No. 333-283772), as amended, filed in connection with our IPO. There has been no material change in the planned use of the net proceeds from our IPO as described in our Prospectus.
Market Information for Our Common Stock
Our Class A Interests and Class B Interests are not listed on any securities exchange or interdealer quotation system, and there is no established public trading market for any class of our stock.
Holders
As of March 16, 2026, there were approximately 2,025 holders of record of our Class A Interests and one holder of record of our Class B Interests.
Dividend Policy
We do not currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.
Issuer Purchases of Equity Securities
During the fourth quarter of 2025, the Company did not make any repurchases of equity securities.
Recent Sales of Unregistered Securities
During the fourth quarter of 2025, the Company did not sell any equity that was not registered under the Securities Act of 1933.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Executive Overview
Our Company is a majority owned subsidiary of Bally’s Chicago Holding Company, LLC (the “Holding Company”), a wholly owned subsidiary of Bally’s Corporation (“Bally’s” or the “Parent”). We are a gaming, hospitality and entertainment company with the singular focus of building and operating a world-class entertainment destination resort in Chicago, Illinois. We intend to provide both Chicago residents and business and leisure travelers visiting Chicago with physical and interactive entertainment and gaming experiences.
Business Developments
Our business development projects are summarized above in “Our Strategy and Business Developments” section above and in our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K.
The Merger & Pushdown Accounting
The Bally’s Corporation Merger, as defined and described in Note 1 “General Information” in Part II, Item 8 of this Annual
Report on Form 10-K, was completed on February 7, 2025 and resulted in a change in control, which was accounted for as a transaction between entities under common control.
Bally’s Corporation elected to push down their parent’s basis in its net assets into its financial statements. To better align the accounting and presentation with our public company parent, the Company has also determined that it will elect to apply pushdown accounting in these standalone financial statements. As a result of the application of pushdown accounting, these financial statements reflect the Company’s basis in the assets and liabilities of Bally’s Corporation, which were remeasured to fair value as of February 7, 2025. The purchase consideration in the Merger has been allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon their estimated fair values as of February 7, 2025, with the excess of the purchase consideration over the aggregate net fair values recorded as goodwill. Refer to Note 6 “Business Combinations” in
Part II, Item 8 of this Yearly Report on Form 10-K for further information.
Operating Structure
Our business is organized into two reportable segments: (i) Temporary Casino and (ii) Permanent Casino. The ‘‘Other
adjustments” include certain unallocated corporate operating expenses and other adjustments to reconcile to the Company’s consolidated results including, among other expenses, compensation for certain executives and other transaction costs. Refer to
Note 14 “Segment Reporting” in Part II, Item 8 of this Annual Report on Form 10-K for further information on our segment reporting structure.
Key Performance Indicators
The key performance indicators used in managing our business is Income (loss) from operations for our Permanent Casino reportable segment and Adjusted EBITDAR for our Temporary Casino reportable segment. Temporary Casino Adjusted
EBITDAR is a measure of the Company’s segment profitability disclosed in accordance with the requirements of ASC 280,
Segment Reporting, and it does not represent a non-GAAP measure. Temporary Casino Adjusted EBITDAR is defined as earnings, or loss, for the temporary casino before interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, expansion costs, management fees to Bally’s Corporation, rent expense from triple net operating leases, and certain other gains or losses. Refer to Note 14 “Segment Reporting” in Part II,
Item 8 of this Annual Report on Form 10-K for further information.

Results of Operations
Our operating results for the period from February 8 to December 31, 2025 (Successor), the period from January 1 to February
7, 2025 (Predecessor), year ended December 31, 2024 (Predecessor) are not indicative of future operating results because we have dedicated the first several years of our corporate existence to the design, development and construction of our Permanent
Facility in Chicago.
The following table presents, for the periods indicated, certain revenue and income items:

	Successor	Predecessor
(in millions)	Period from February 8 to December 31, 2025	Period from January 1 to February 7, 2025	Year Ended December 31, 2024
Total revenue	$116.8	$11.5	$128.7
Loss from operations	$(102.1)	$(12.9)	$(232.7)
Net loss	$(26.4)	$(12.9)	$(238.1)
Segment Performance
The following table presents, for the periods indicated, consolidated statements of operations data:

	Successor	Predecessor
(in thousands)	Period from February 8 to December 31, 2025	Period from January 1 to February 7, 2025	Year Ended December 31, 2024
Revenue:
Gaming revenue
Temporary Casino	$105,144	$10,353	$115,844
Permanent Casino	—	—	—
	105,144	10,353	115,844
Non-gaming revenue
Temporary Casino	11,699	1,134	12,849
Permanent Casino	—	—	—
Total revenue	$116,843	$11,487	$128,693

Operating costs and expenses:
Gaming expenses
Temporary Casino	$57,976	$6,039	$60,268
Permanent Casino	—	—	—
	57,976	6,039	60,268
Non-gaming expenses
Temporary Casino	11,328	1,260	8,134
Permanent Casino	—	—	—
Total gaming and non-gaming expenses	$69,304	$7,299	$68,402

General and administrative
Temporary Casino	$42,981	$5,105	$49,153
Permanent Casino	9,298	2,179	13,757
Other	2,396	214	1,786
Total general and administrative	$54,675	$7,498	$64,696

Revenue
Total revenue for the period from February 8 to December 31, 2025 (Successor) and the period from January 1 to February 7,
2025 (Predecessor), compared to the year ended December 31, 2024 (Predecessor) remained relatively consistent year-over-
year. Once our Permanent Facility is operational, we expect our revenues will be primarily generated by gaming and entertainment offerings, with remaining revenues from other non-gaming operations, including hotel, food and beverage, and retail, entertainment and other.
Gaming and non-gaming expense
Gaming and non-gaming expenses for the period from February 8 to December 31, 2025 (Successor) and the period from
January 1 to February 7, 2025 (Predecessor), compared to the year ended December 31, 2024 (Predecessor) increased primarily due to increased costs associated with the ramp up of employment at our temporary casino coupled with increased costs related to the introduction of additional entertainment and dining options for our customers.
General and administrative
General and administrative expenses for the period from February 8 to December 31, 2025 (Successor) and the period from
January 1 to February 7, 2025 (Predecessor), compared to the year ended December 31, 2024 (Predecessor) increased $10.7 million primarily due to the additional rent expense associated with the lease agreement with GLP Capital, L.P. (“GLP”) that was signed in the third quarter of 2024 related to the land under our permanent casino project, coupled with a $4.8 million increase in expansion costs associated with the development of our permanent casino.
Depreciation and amortization
Depreciation and amortization expense for the period from February 8 to December 31, 2025 (Successor) and the period from
January 1 to February 7, 2025 (Predecessor), compared to the year ended December 31, 2024 (Predecessor) increased $13.0 million. This increase is driven by the amortization of the Company gaming license during the period from February 8 to
December 31, 2025 (Successor), which was determined to be finite-lived, with an estimated useful life of 18 years in connection with the Merger.
Other income (expense), net
The change in total other income (expense), net, when comparing the period from February 8 to December 31, 2025
(Successor) and the period from January 1 to February 7, 2025 (Predecessor) to the year ended December 31, 2024
(Predecessor) is primarily attributable to the interest expense related to the Company’s previous long-term financing obligation for the Company’s ground lease in the prior year, offset by a $4.7 million increase in interest expense related to the subordinated loans and promissory notes issued in connection with the Company’s Private Placement, IPO and Concurrent
Private Placement.
Benefit for income taxes
During the period from February 8 to December 31, 2025 (Successor) the Company recorded a benefit for income tax of $1.9 million, reflecting a discrete benefit for the reduction in its valuation allowance in connection with the signing of the Chicago
MLA and concurrent pushdown accounting adjustments from the Merger made during the period. There was no provision expense or benefit for income tax recorded during the period from January 1 to February 7, 2025 (Predecessor) and the year ended December 31, 2024 (Predecessor) in the consolidated statements of operations as the Company had established a full valuation allowance against its net deferred tax asset position.

Key Performance Indicators
The following table sets forth the measures of segment performance for the Company’s two reportable segments, reconciled to net loss on a consolidated basis. The Other adjustments category is included in the following table in order to reconcile the segment information to the Company’s consolidated financial statements.

	Successor	Predecessor
(in thousands)	Period from February 8 to December 31, 2025	Period from January 1 to February 7, 2025	Year Ended December 31, 2024
Revenue
Temporary Casino	$116,843	$11,487	$128,693
Permanent Casino	—	—	—
Total revenue	$116,843	$11,487	$128,693

Permanent Casino loss from operations	$(35,131)	$(3,536)	$(163,757)

Temporary Casino adjusted EBITDA(1)	$4,605	$(917)	$11,250

Temporary Casino operating costs and expenses:
Depreciation and amortization	(14,642)	(1,976)	(18,300)
Expansion costs(2)	—	—	(112)
Other(3)	(47)	—	—
Management fees to Bally's Corporation	(53,871)	(6,129)	(60,000)
Total Temporary Casino operating costs and expenses	(63,955)	(9,022)	(67,162)

Total other expenses, net (4)	(4,164)	—	(5,425)
Other adjustments	(3,049)	(314)	(1,786)
Loss before provision to income taxes	(106,299)	(12,872)	(238,130)
Benefit for income taxes	(1,866)	—	—
Total net loss	$(104,433)	$(12,872)	$(238,130)
__________________________________
(1)Adjusted EBITDAR is defined as earnings, or loss, for the Temporary Casino before interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, expansion costs, management fees to Bally’s Corporation, rent expense from triple net operating leases, and certain other gains or losses.
(2)The Company defines expansion expenses as costs incurred in connection with the opening of a new facility or significant expansion of an existing property. Costs classified as expansion consist primarily of marketing, master planning, conceptual design fees and legal and professional fees that are not eligible for capitalization and are included in “General and administrative” on the consolidated statements of operations.
(3)Other includes non-routine, individually de minimis expenses.
(4)  Total other expense, net includes primarily interest expense.

Liquidity and Capital Resources
Cash Flows Summary

	Successor	Predecessor
(in thousands)	Period from February 8 to December 31, 2025	Period from January 1 to February 7, 2025	Year Ended December 31, 2024
Net cash used in operating activities	$(70,153)	$(6,136)	$(69,518)
Net cash used in investing activities	(28,746)	(10,969)	(135,280)
Net cash provided by financing activities	92,324	21,170	148,012
Net change in cash and restricted cash	(6,575)	4,065	(56,786)
Cash and restricted cash, beginning of period	18,584	14,519	71,305
Cash and restricted cash, end of period	$12,009	$18,584	$14,519
Operating Activities
Net cash used in operating activities for the period from February 8 to December 31, 2025 (Successor) was $70.2 million and for the period from January 1 to February 7, 2025 was $6.1 million, compared to $69.5 million for the year ended December 31,
2024 (Predecessor). All periods presented were impacted by net loss positions and changes in working capital associated with the Company’s expansion.
Investing Activities
Net cash used in investing activities for the period from February 8 to December 31, 2025 (Successor) was $28.7 million and for the period from January 1 to February 7, 2025 (Predecessor) was $11.0 million, compared to $135.3 million for the year ended December 31, 2024 (Predecessor). The Company’s cash used in investing activities for the respective periods were directly attributable to capital expenditures in connection with design and development of the permanent casino.
Financing Activities
Net cash provided by financing activities for the period from February 8 to December 31, 2025 (Successor) was $92.3 million and for the period from January 1 to February 7, 2025 (Predecessor) was $21.2 million compared to $148.0 million for the year ended December 31, 2024 (Predecessor). Cash provided by financing activities during the periods presented is primarily attributable to the financing provided by Bally’s Corporation, combined with the proceeds received from the Company’s
Private Placement, IPO and Concurrent Private Placement during the period from February 8 to December 31, 2025
(Successor).
Contractual Obligations and Commitments
Host Community Agreement
On June 9, 2022, the Operating Company signed a host community agreement (the “HCA”) with the City of Chicago to develop a destination casino resort. The HCA establishes a minimum capital investment of $1.34 billion on the design, construction and equipping of our temporary casino and our Permanent Facility. As of December 31, 2025 (Successor), approximately $800.0 million of this commitment remains. The actual cost of the development may exceed this minimum capital investment amount.
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
As of December 31, 2025(Successor), the construction receivable balance was $63.2 million, classified within Accounts
Receivable, and the prepaid rent balance was $175.8 million, classified within Other Assets. In addition, the Company incurred a loss on sale of assets to GLP of $3.6 million during the third quarter of 2025 related to construction costs previously capitalized that were determined not to represent prepaid rent. This loss is classified within General and administrative in the consolidated statements of operations. During the fourth quarter of 2025, the Company received the first reimbursement from
GLP of $201.6 million.
Temporary Services Agreement
The Operating Company has a Corporate Services Agreement with Bally’s Corporation requiring a fixed monthly payment of
$5.0 million. The Corporate Services Agreement provides the Company with certain administrative and corporate services from
Bally’s Management Group, LLC (“BMG”), a subsidiary of Bally’s Corporation. These fixed payments are in addition to certain expenses such as direct attributable costs allocated and invoiced to the Operating Company, based on an estimated percentages of time spent on the Company’s activities by corporate employees. The Temporary Services Agreement shall automatically terminate when our temporary casino permanently closes and the Permanent Facility opens to the public.

Permanent Services Agreement
Once the Permanent Facility opens to the public, the Operating Company will participate in the Permanent Services Agreement with BMG, pursuant to which BMG has agreed to provide us with general business support services, including services relating to external reporting obligations, internal audit, regulatory filings, design and construction, business development, human resources, tax, accounting, treasury and capital related, risk management, legal, finance and marketing. This agreement requires us to pay BMG an annual fee equal to the salaries, burden, overhead and other operating costs for providing such services based on our share of those costs calculated by reference to an appropriate common-size metric plus 6%. The Permanent Services
Agreement will be automatically renewed for successive one-year terms, unless either party serves on the other a written notice of termination.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with US GAAP requires us to make estimates and apply judgments that affect reported amounts. These estimates and judgments are based on past events and/or expectations of future outcomes. Actual results may differ from our estimates. We discuss our “significant accounting policies” used in preparing the financial statements in Note 2 of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form
10-K. The following is a summary of our critical accounting estimates and how they are applied in preparation of our consolidated financial statements.
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

Income Taxes
We prepare our income tax provision in accordance with ASC 740, Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted. A valuation allowance is required when it is “more likely than not” that all or a portion of the deferred taxes will not be realized. We assessed our deferred tax liabilities arising from taxable temporary differences and concluded such liabilities are not a sufficient source of income for the realization of deferred tax assets, including indefinite life taxable temporary differences which offset, subject to limitation, deferred tax assets with unlimited carry overs. Accordingly, a $100.6 million and $94.2 million valuation allowance has been established as of December 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively.
Recently Issued Accounting Pronouncements
Refer to Note 4 “Recently Issued Accounting Pronouncements,” of Part II. Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements that affect us.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements listed below are filed as part of this Annual Report on Form 10-K.
INDEX TO FINANCIAL STATEMENTS

Page No.
Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	58
Consolidated Balance Sheets at December 31, 2025 (Successor) and 2024 (Predecessor)	59
Consolidated Statements of Operations for the Period from February 8, 2025 to December 31, 2025 (Successor), Period from January 1, 2025 to February 7, 2025 (Predecessor) and Year ended December 31, 2024 (Predecessor)	60
Consolidated Statements Stockholders’ Deficit for the Period from February 8, 2025 to December 31, 2025 (Successor), Period from January 1, 2025 to February 7, 2025 (Predecessor) and Year ended December 31, 2024 (Predecessor)	61
Consolidated Statements of Cash Flows for the Period from February 8, 2025 to December 31, 2025 (Successor), the Period from January 1, 2025 to February 7, 2025 (Predecessor) and Year ended December 31, 2024 (Predecessor)	62
Notes to Consolidated Financial Statements	64
The accompanying audited consolidated financial statements of Bally’s Chicago, Inc. (and together with its subsidiary, the
“Company” or “Bally’s Chicago”) have been prepared in accordance with the instructions to Form 10-K and Regulation S-X and include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the US (“US GAAP”). Financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Bally’s Chicago, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bally’s Chicago, Inc. and its subsidiary (the “Company”) as of December 31, 2025 (Successor) and 2024 (Predecessor), the related consolidated statements of operations, stockholders’
deficit, and cash flows for the periods from February 8, 2025 to December 31, 2025 (Successor), from January 1, 2025 to
February 7, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 (Successor) and 2024 (Predecessor), and the results of its operations and its cash flows for the periods from February 8, 2025 to December 31, 2025 (Successor), from January 1, 2025 to
February 7, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
Emphasis of Matter — Related Party Transactions
As described in Notes 1 and 3 to the financial statements, the Company has significant transactions with and balances due to and from Bally’s Corporation, the Company’s parent, and is dependent on its parent for the majority of its working capital and financing requirements.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company
Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange
Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.
Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
New York, New York
March 31, 2026

We have served as the Company’s auditor since 2022.

BALLY’S CHICAGO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Successor	Predecessor
	December 31, 2025	December 31, 2024
Assets
Cash	$12,009	$14,519
Accounts receivable	64,802	1,470
Inventory	2,839	2,748
Prepaid expenses and other current assets	8,352	4,323
Due from related party (Bally's Corporation)	974	974
Total current assets	88,976	24,034
Property and equipment, net	35,274	172,747
Right of use assets, net	4,406	209,977
Goodwill	32,373	—
Intangible assets, net	280,699	186,221
Other assets	179,035	6,926
Total assets	$620,763	$599,905
Liabilities, Redeemable Non-controlling Interest, and Stockholders’ Deficit
Current portion of lease liabilities	$4,595	$4,323
Accounts payable	63,904	11,397
Accrued and other current liabilities	56,191	12,563
Promissory notes to related party (Bally's Corporation) (Note 3)	14,493	675,528
Due to related party (Bally's Corporation) (Note 3)	19,634	416
Total current liabilities	158,817	704,227
Long-term portion of lease liabilities	94	206,297
Subordinated loans due to related party (Bally’s Corporation) (Note 3)	77,625	—
Deferred tax liability	2,934	—
Other long-term liabilities	4,437	—
Total liabilities	243,907	910,524
Commitments and contingencies (Note 13)

Redeemable non-controlling interest	511,767	—

Stockholders’ deficit:
Common stock, $0.01 par value; no shares authorized, issued or outstanding as of December 31, 2025; 100 shares authorized, issued and outstanding as of December 31, 2024	—	—
Class A common stock, $0.001 par value, 12,500 shares authorized, and 7,016 shares issued and outstanding as of December 31, 2025 (Successor); Class B common stock, $0.001 par value, and 30,000 shares authorized, issued and outstanding as of December 31, 2025 (Successor)	—	—
Additional paid-in-capital	82,165	974
Accumulated deficit	(217,076)	(311,593)
Total Bally’s Chicago Inc. stockholders’ deficit	(134,911)	(310,619)
Total liabilities, redeemable non-controlling interest, and stockholders’ deficit	$620,763	$599,905
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CHICAGO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Successor	Predecessor
	Period from February 8 to December 31, 2025	Period from January 1 to February 7, 2025	Year Ended December 31, 2024
Revenue:
Gaming	$105,144	$10,353	$115,844
Non-gaming	11,699	1,134	12,849
Total revenue	116,843	11,487	128,693

Operating costs and expenses:
Gaming	57,976	6,039	60,268
Non-gaming	11,328	1,260	8,134
General and administrative	66,440	8,946	64,696
Management fees to Bally's Corporation	53,871	6,129	60,000
Loss on sale-leaseback	—	—	150,000
Depreciation and amortization	29,363	1,985	18,300
Total operating costs and expenses	218,978	24,359	361,398
Loss from operations	(102,135)	(12,872)	(232,705)

Other income (expense):
Interest income	—	—	1,466
Interest expense, net of amounts capitalized	(4,164)	—	(6,891)
Total other expense, net	(4,164)	—	(5,425)

Loss before income taxes	(106,299)	(12,872)	(238,130)
Benefit for income taxes	(1,866)	—	—
Net loss	$(104,433)	$(12,872)	$(238,130)
Net loss attributable to Redeemable non-controlling interest	(78,064)	—	—
Net loss attributable to Bally's Chicago, Inc.	$(26,369)	$(12,872)	$(238,130)

Basic and diluted loss per share	$(5,746)	$(128,720)	$(2,381,300)
Weighted average common shares outstanding, basic and diluted	4,589	100	100
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CHICAGO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except shares)

Predecessor
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Deficit
	Shares Outstanding	Amount
Balance as of December 31, 2023 (Predecessor)	100	$—	$974	$(73,463)	$(72,489)
Net loss	—	—	—	(238,130)	(238,130)
Balance as of December 31, 2024 (Predecessor)	100	—	974	(311,593)	(310,619)
Net loss	—	—	—	(12,872)	(12,872)
Balance at February 7, 2025 (Predecessor)	100	$—	$974	$(324,465)	$(323,491)

Successor
	Common Stock Shares Outstanding			Common Stock Amount			Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders' Deficit
	Common Stock	Class A	Class B	Common Stock	Class A	Class B
Balance at February 8, 2025 (Successor)	100	—	—	$—	$—	$—	$—	$(90,708)	$(90,708)
Reorganization and Private Placement	(100)	3,985	30,000	—	—	—	82,362	(750,000)	(667,638)
Issuance of Subordinated Loans	—	(659)	—	—	—	—	(16,475)	—	(16,475)
Pushdown accounting adjustments	—	—	—	—	—	—	—	(99,999)	(99,999)
IPO and Concurrent Private Placement	—	3,690	—	—	—	—	16,278	750,000	766,278
Net loss	—	—	—	—	—	—	—	(26,369)	(26,369)
Balance at December 31, 2025 (Successor)	—	7,016	30,000	$—	$—	$—	$82,165	$(217,076)	$(134,911)
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CHICAGO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
(in thousands)	Period from February 8 to December 31, 2025	Period from January 1 to February 7, 2025	Year Ended December 31, 2024
Cash flows from operating activities:
Net loss	$(104,433)	$(12,872)	$(238,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,363	1,985	18,300
Non-cash amortization of right of use assets	4,001	415	3,841
Deferred income taxes	(1,866)	—	—
Loss on disposition of assets	4,340	—	—
Loss on sale-leaseback	—	—	150,000
Other operating activities	3,967	21	(736)
Changes in current operating assets and liabilities:
Accounts receivable	14,018	177	371
Inventory	(372)	281	(2,282)
Prepaid expenses and other current assets	(3,014)	68	1,912
Accounts payable	20,129	261	(78)
Current portion of lease liabilities	(3,199)	(1,986)	(2,953)
Accrued and other current liabilities	(19,010)	5,514	237
Other assets	(14,077)	—	—
Net cash used in operating activities	(70,153)	(6,136)	(69,518)
Cash flows from investing activities:
Capital expenditures	(97,562)	(10,969)	(135,280)
Proceeds from sale of fixed assets to GLP	68,816	—	—
Net cash used in investing activities	(28,746)	(10,969)	(135,280)
Cash flows from financing activities:
Financing from Bally's Corporation	208,025	22,622	219,944
Repayment of promissory notes due to Bally’s Corporation	(215,159)	—	(71,230)
Stock issuance costs	(8,467)	(1,452)	(702)
Proceeds from IPO and Private Placements	19,250	—	—
Private Placement proceeds from Bally's Corporation	88,675	—	—
Net cash provided by financing activities	92,324	21,170	148,012
Net change in cash and restricted cash	(6,575)	4,065	(56,786)
Cash and restricted cash, beginning of period	18,584	14,519	71,305
Cash and restricted cash, end of period	$12,009	$18,584	$14,519

	Successor	Predecessor
(in thousands)	Period from February 8 to December 31, 2025	Period from January 1 to February 7, 2025	Year Ended December 31, 2024
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$—	$—	$10,101

Non-cash investing and financing activities:
Unpaid property and equipment	$—	$11,403	$11,763
Change in unpaid issuance costs	256	485	1,848
Derecognition of land assets	—	—	350,000
Issuance of subordinated loans to Bally's Corporation in exchange for settlement of promissory notes	77,626	—	—
Settlement of promissory notes in exchange for issuance of subordinated loans	(61,150)	—	—
Issuance of redeemable non-controlling interest	750,000	—	—
Settlement of promissory notes in exchange for non-cash capital from Bally's Corporation	(589,831)	—	—
Non-cash capital contribution from Bally's Corporation	589,831	—	—
Issuance of shares to Bally's Corporation in lieu of promissory note repayment	6,325	—	—
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.GENERAL INFORMATION
Description of Business
Bally’s Chicago, Inc. (the “Company”, “Bally’s Chicago”) is a majority owned subsidiary of Bally’s Chicago Holding
Company, LLC, a wholly owned subsidiary of Bally’s Corporation (“Bally’s” or the “Parent”). Bally’s Chicago is a gaming, hospitality and entertainment company with the singular focus of building and operating a world-class entertainment destination resort in Chicago, Illinois. The Company intends to provide both Chicago residents and business and leisure travelers visiting
Chicago with physical and interactive entertainment and gaming experiences.
Bally’s Chicago Operating Company, LLC (the “Operating Company”), an indirect majority owned subsidiary of the Company, is a party to a host community agreement with the City of Chicago to develop a destination casino resort, to be named Bally’s
Chicago, in downtown Chicago, Illinois that will include approximately 3,400 slot machines, 170 table games, 10 food and beverage venues, 500 hotel rooms, a 65,000 square foot entertainment and event center, a 20,000 square foot exhibition, outdoor music venue, 3,300 parking spaces and an outdoor green space. The project also provided the Company with the exclusive right to operate a temporary casino for up to three years while the permanent casino resort is constructed.
During construction of the permanent facility, the City of Chicago gave the Company the ability to build a temporary casino in downtown Chicago (the “Temporary Facility”). The Company opened the Temporary Facility situated in the location of the current Medinah Temple on September 9, 2023 which includes approximately 900 gaming positions and five food and beverage venues. The Company incurred approximately $70.0 million in costs in connection with the design and development of the temporary casino. The Company currently expects the permanent casino (the “Permanent Facility”) to open to the public in
2026. However, there can be no assurances that the Company will be successful in so doing. Any increased construction costs could materially and adversely affect the return on the Company’s investments.
Bally’s Corporation
The Company’s public company parent, Bally’s, is a global gaming, hospitality and entertainment company with a portfolio of casinos and resorts and online gaming businesses. Bally’s provides its customers with physical and interactive entertainment and gaming experiences, including traditional casino offerings, iCasino, online bingo games, sportsbook and free-to-play.
The Merger
On February 7, 2025 (the “Closing Date”), Bally’s Corporation completed a merger pursuant to which The Casino Queen &
Entertainment Inc. (“Casino Queen”) and SG Parent LLC, which was majority-owned by funds managed by Standard General
L.P. (“SG Parent”), Bally’s Corporation’s largest common stockholder, merged with Bally’s Corporation (the “Merger”). The
Bally’s Corporation Merger with Casino Queen was accounted for as a transaction between entities under common control. The
Merger resulted in a change in control of Bally’s Corporation due to SG Parent gaining control of Bally’s Corporation in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Bally’s Corporation elected to push down SG Parent’s basis in its net assets into its financial statements.
To better align the accounting and presentation with our public company parent, the Company has also elected to apply pushdown accounting in these standalone financial statements. As a result of the application of pushdown accounting, these financial statements reflect the Company’s basis in the assets and liabilities of Bally’s Corporation, which were remeasured to fair value as of the Closing Date.
The financial information for the periods through February 7, 2025 reflect the historical cost basis of accounting for Bally’s
Chicago, Inc., prior to the pushdown of the Merger. This is referred to as the “Predecessor period.”
The period from February 8 to December 31, 2025 is termed the "Successor period." This period reflects the costs, activities, and recognition of the Company’s assets and liabilities at their fair values due to pushdown accounting applied at the time of the Merger. The differences in accounting due to the acquisition method and the application of pushdown accounting mean the results of operations, cash flows, and financial information for the Successor period are not comparable to those of the
Predecessor periods. A black line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these two periods. Refer to Note 2 “Summary of Significant Accounting Policies”for further information on the Company’s basis of presentation and consolidation as a result of Bally’s transactions under the Merger.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time.
In accordance with ASC 205-40, Going Concern, the Company evaluated the severity of the following adverse conditions that raise substantial doubt about its ability to continue as a going concern as of the date the accompanying financial statements were issued (the “issuance date”).
•The Company has incurred significant losses and negative cash flows from operations since its inception and expects to continue to incur such losses and negative cash flows for the foreseeable future. In this regard, the Company incurred a net loss and used net cash in its operations of approximately $104.4 million, and $70.2 million, respectively, for the period from February 8 to December 31, 2025 (Successor) and $12.9 million and  $6.1 million, respectively, during the period from January 1 to February 7, 2025 (Predecessor). In addition, the Company has an accumulated deficit of  $217.1 million and approximately $12.0 million of cash on hand as of December 31, 2025 (Successor). As a result, the Company has been dependent of Bally’s Corporation since its inception to fund substantially all of the
Company’s obligations as they become due and expects to continue to remain dependent on such funding for the foreseeable future.
•As disclosed in Notes 13 “Commitments and Contingencies”, the Company is subject to a number of contractual obligations and commitments associated with the operation of the Temporary Facility and construction of the
Permanent Facility, which includes the total committed costs that are expected to be incurred to construct the
Permanent Facility of approximately $800.0 million over the next two years. Refer to Note 11 “Leases” for further information on the funding of the Permanent Facility construction.
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
In response to the foregoing adverse financial conditions, the Company obtained a letter of support whereby Bally’s
Corporation has committed to fund all of the Company’s operating, investing, and financing activities through at least
December 31, 2027 and has further committed not to make any decision or action that would reasonably be expected to negatively affect the Company’s ability to continue as a going concern through at least December 31, 2027.
The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the
Company be unable to continue as a going concern.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements of Bally’s Chicago include the accounts of the Company and its subsidiaries. Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments including those related to intangible assets, recoverability and useful lives of tangible and intangible long-lived assets and valuation allowances for deferred tax assets. The Company bases its estimates and judgments on historical experience and other relevant factors impacting the carrying value of assets and liabilities. Actual results may differ from these estimates.
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
On August 14, 2025 (Successor), in connection with the Company’s initial public offering (the “IPO”) and simultaneous private offering (the “Concurrent Private Placement”), the Company amended its Certificate of Incorporation to increase Class A
Interests of the Company’s common stock and authorize the issuance of up to an additional 8,200 shares of Class A Interests in the Company.
As of December 31, 2025 (Successor), the total number of shares of all classes of stock the Company is authorized to issue consists of the following:

Share Class	Shares Authorized(1)
Class A-1	3,000
Class A-2	500
Class A-3	500
Class A-4	8,500
Class B	30,000
__________________________________
(1)All Class A Interests and Class B Interests have a par value of $0.001 per share. Each Class A and Class B Interest entitles its holder to one vote per share,
Class B Interests have no economic interest in the Company and may only be held by the Holding Company.
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

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As a result of the Private Placement and Reorganization, the Holding Company’s combined Class A-4 and Class B Interests gave the Holding Company 96.4% of the voting power in the Company, and its LLC Interests gave the Holding Company a
90% economic interest in the Operating Company. On August 14, 2025, the Company entered into an LLC interests subscription agreement with the Operating Company, purchasing 3,685 additional LLC interests of the Operating Company for total purchase price of $92.1 million, reducing the Holding Company’s economic interest in the Operating Company to 81%.
The Company as the sole managing member, operating as a holding company with its principal asset being the LLC interests, consolidates the Operating Company in accordance with ASC 810, Consolidation, recognizing the Holding Company’s 81%
economic interest as a redeemable non-controlling interest in its financial statements. Refer to Note 15 “Redeemable Non-
controlling Interest” for further information.
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
__________________________________
(1)  Includes an issuance of 1,000 shares of Class A-4 Interests to the Holding Company at a purchase price of $25,000 per share. Consideration received from the Holding Company included cash of 25.0 million.
In connection with the issuance of these shares, the Company amended and restated its subordinated loan agreement with the
Holding Company, pursuant to which the Holding Company made additional subordinated term loans to the Company totaling
$61.2 million at an annual interest rate of 11%, compounded quarterly, with no maturity date.
Cash
The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. As of December 31, 2025 (Successor) and December 31, 2024 (Predecessor), the Company has cash of $12.0 million and $14.5 million, respectively, which was measured at fair value on a recurring basis and is classified within
Level 1 of the fair value hierarchy.
Concentrations of Credit Risk
The Company’s financial instruments which potentially expose the Company to concentrations of credit risk consisted of cash and cash equivalents and trade receivables. The Company maintains cash with financial institutions in excess of federally insured limits, however, management believes the credit risk is mitigated by the quality of the institutions holding such deposits.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable
Accounts receivable consists of the following:

	Successor	Predecessor
(in thousands)	December 31, 2025	December 31, 2024
Amounts due from GLP(1)	$63,172	$—
Gaming receivables	863	1,151
Non-gaming receivables	767	337
Accounts receivable	64,802	1,488
Less: Allowance for credit losses	—	(18)
Accounts receivable, net	$64,802	$1,470
__________________________________
(1)Represents amounts due from GLP Capital, L.P. (“GLP”) related to the development of the Company’s future permanent casino resort in Chicago. Refer to Note 11 “Leases” for further information.
An allowance for credit losses is determined to reduce the Company’s receivables for amounts that may not be collected. The allowance is estimated based on historical collection experience, current economic and business conditions and forecasts that affect the collectability and review of individual customer accounts and any other known information. Activity for the allowance for credit losses is as follows (in thousands):

Allowance for credit losses as of December 31, 2024 (Predecessor)	$18
Charged to expense	21
Allowance for credit losses as of February 7, 2025 (Predecessor)	$39

Allowance for credit losses as of February 8, 2025 (Successor)	$—
Charged to expense	48
Deductions	(48)
Allowance for credit losses as of December 31, 2025 (Successor)	$—
Inventory
Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis and consists primarily of food, beverage, promotional items and other supplies.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if applicable. Expenditures for renewals and betterments that extend the life or value of an asset are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation applicable to assets sold or disposed are removed from the balance sheet accounts and the resulting gains or losses are reflected in the consolidated statements of operations. Depreciation is recorded using the straight-line method over the lessor of the estimated useful lives of the assets or the related lease term, if any, as follows:

Years
Leasehold improvements	10-40
Equipment	3-7
Furniture and fixtures	5-10

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project during the periods in which activities necessary to prepare the property for its intended use are in progress.
Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed.
Leases
The Company determines if a contract is or contains a lease at the contract inception date or the date in which a modification of an existing contract occurs. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (i) the right to obtain substantially all of the economic benefits from the use of the identified asset throughout the period of use and (ii)
the right to direct the use of the identified asset.
Under ASC 842, Leases, the Company elected to account for lease and non-lease components as a single component for all classes of underlying assets. Additionally, the Company elected to not recognize short-term leases (defined as leases that are less than 12 months and do not contain purchase options) within the consolidated balance sheets.
The Company recognizes a lease liability for the present value of lease payments at the lease commencement date using its incremental borrowing rate commensurate with the lease term based on information available at the commencement date unless the rate implicit in the lease is readily determinable. Rent expense associated with the Company’s leases and their associated variable expenses are reported in total operating costs and expenses within the consolidated statements of operations.
Goodwill
Goodwill consists of the excess of acquisition costs over the fair value of net assets acquired in business combinations.
Goodwill is not amortized, but is reviewed for impairment annually as of October 1st, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill.
When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Items that are considered in the qualitative assessment include, but are not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. If the results of the qualitative assessment indicate it is more likely than not that a reporting unit’s carrying value exceeds its fair value, or if the Company elects to bypass the qualitative assessment, a quantitative goodwill test is performed.
Based on the Company’s assessments, there were no impairment charges during the period from February 8 to December 31,
2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and year ended December 31, 2024
(Predecessor).
Intangible Assets
The Company’s intangible assets consist of the Chicago gaming license associated with its permanent casino. The Company’s permanent casino gaming license is classified as finite-lived as of the successor period, and is being amortized over its estimated useful life.
For its finite-lived intangible asset, the Company establishes a useful life upon initial recognition based on the period over which the asset is expected to contribute to the future cash flows of the Company and periodically evaluates the remaining useful life to determine whether events and circumstances warrant a revision to the remaining amortization period. Finite-lived intangible assets are amortized over their remaining useful lives in a pattern in which the economic benefits of the intangible asset are consumed, which is generally on a straight-line basis. The Company reviews the carrying amount of its finite-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Should events and circumstances indicate finite-lived intangible assets may not be recoverable, the
Company performs a test for recoverability whereby estimated undiscounted cash flows are compared to the carrying values of the assets. Should the estimated undiscounted cash flows exceed the carrying value, no impairments are recorded. If the undiscounted cash flows do not exceed the carrying values, an impairment is recorded based on the fair value of the asset.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Impairment of  Long-lived Assets
The Company reviews its long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is still under development, the analysis includes the remaining construction costs. If the carrying value of the asset exceeds the expected undiscounted future cash flows generated by the asset, the asset is written down to its estimated fair value and an impairment loss is recognized. Based on the Company’s assessments, there were no impairment charges during the period from February 8 to December 31, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and year ended December 31, 2024 (Predecessor).
Revenue
The Company accounts for revenue earned from contracts with customers under ASC 606, Revenue from Contracts with
Customers. The Company generates revenue from three principal sources: gaming, food and beverage, and other. Refer to Note
5 “Revenue Recognition” for further information.
Gaming Expenses
Gaming expenses include, among other things, payroll costs and expenses associated with the operation of slot machines and table games, including gaming taxes payable to the jurisdiction in which the Company operates.
Non-gaming Expenses
Non-gaming expenses, include, among other things, payroll costs and expenses associated with the operation of restaurants and retail operations.
General and Administrative Expense
General and administrative expenses consist primarily of salaries, bonuses and benefits for employees, legal and other professional services fees,  and other general operating expenses.
Advertising Expenses
The Company expenses advertising costs as incurred and is included in General and administrative on the consolidated statements of operations. Advertising expense for the period from February 8 to December 31, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the year ended December 31, 2024 (Predecessor) were $3.4 million, $0.2 million and $5.1 million, respectively.
Expansion Expenses
The Company expenses expansion costs as incurred. The Company defines expansion expenses as costs incurred in connection with the opening of a new facility or significant expansion of an existing property. Costs classified as expansion costs consist primarily of marketing, master planning, conceptual design fees and legal and professional fees that are not eligible for capitalization and are included in “General and administrative” on the consolidated statements of operations. Expansion expenses for the period from February 8 to December 31, 2025 (Successor), the period from January 1 to February 7, 2025
(Predecessor) and the year ended December 31, 2024 (Predecessor) were $11.8 million, $1.4 million and $8.8 million, respectively.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized is primarily comprised of interest on the Subordinated Loans for the period from
February 8 to December 31, 2025 (Successor) and lease payments related to the Company's long-term financing obligation for the year ended December 31, 2024 (Predecessor). Refer to Note 11 “Leases” for further information.
Defined Contribution Plans
The Company participates in Bally’s Corporation’s defined contribution plans covering its non-union employees and certain union employees, as well as multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union employees.  The defined contribution plans allow for employee deferrals, which are matched at the Company’s discretion. Total employer contribution expenses attributable to these plans were $1.1 million, $0.1 million, and
$0.6 million for the period from February 8 to December 31, 2025 (Successor), the period from January 1 to February 7, 2025
(Predecessor) and the year ended December 31, 2024 (Predecessor).
Income Taxes
The Company prepares its income tax provision in accordance with ASC 740, Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted. A valuation allowance is required when it is “more likely than not” that all or a portion of the deferred taxes will not be realized. The consolidated financial statements reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.
Earnings Per Share (EPS)
We have two classes of common stock in the form of Class A Interests and Class B Common Stock. Our Class A Interests are
entitled to discretionary dividends, subject to the impact of liquidation and distribution priority of the subordinated loans on the
Class A-1, Class A-2 and Class A-3 Interests. Each of the respective Class A Interests represent different classes of common stock for the purposes of the Company’s earnings per share (“EPS”) computation. We apply the two-class method for purposes of calculating earnings per share of common stock for the Class A Interests. The two-class method determines earnings per share of common stock and participating securities according to dividends or dividend equivalents declared during the period and each security’s respective participation rights in undistributed earnings and losses. The Class B Common Stock do not have rights to participate in dividends or undistributed earnings, as such, have no impact on the Company’s computation of EPS.
There were no Class A Interests that were considered anti-dilutive for the period from February 8 to December 31, 2025
(Successor) and no shares that were considered anti-dilutive for the period from January 1 to February 7, 2025 (Predecessor)
and the year ended December 31, 2024 (Predecessor).
Statement of Cash Flows
The Company has presented the consolidated statements of cash flows using the indirect method, which involves the reconciliation of net income or loss to net cash flow from operating activities.
Fair Value Measurements
Fair value is determined using the principles of ASC 820, Fair Value Measurement. Fair value is described as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes and defines the inputs to valuation techniques as follows:
•Level 1: Observable quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2: Inputs are observable for the asset or liability either directly or through corroboration with observable market data.
•Level 3: Unobservable inputs.
The inputs used to measure the fair value of an asset or a liability are categorized within levels of the fair value hierarchy. The fair value measurement is categorized in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the measurement.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.RELATED PARTY TRANSACTIONS
Operations, as well as assets and liabilities, directly associated with the business activity of the Company are included in the consolidated financial statements. The consolidated financial statements include fees paid in accordance with the corporate services agreement, as described in Note 13 “Commitments and Contingencies”, providing the Company with certain administrative and corporate services, of $53.9 million, $6.1 million, and $60.0 million for the period from February 8 to
December 31, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the year ended December 31,
2024 (Predecessor). These fees and allocated expenses are recorded within “Management fees to Bally’s Corporation” on the consolidated statements of operations. As of December 31, 2025 (Successor), there was a $19.6 million balance of Due to related party (Bally's Corporation) related to administrative expenses and development costs associated with the development of the Permanent Facility, which will be repaid with the funds received from GLP. Refer to Note 11 “Leases” for further information.
The Company is dependent on its Parent for a majority of its working capital and financing, and none of its Parent’s cash, cash equivalents or debt has been assigned to Bally’s Chicago in the consolidated financial statements. Prior to the Company’s IPO and Concurrent Private Placement, all expenses paid by Bally’s Corporation on the Company’s behalf were converted into promissory notes and reported within Promissory notes to related party (Bally's Corporation) on the consolidated balance sheet.
On August 14, 2025, in connection with the Company’s IPO and Concurrent Private Placement, the Holding Company forgave
$651.0 million of promissory notes as a result of its capital commitment from the Reorganization in March 2025. Refer to Note
2 “Summary of Significant Accounting Policies” and Note 15 “Redeemable Non-controlling Interest” for further information.
Concurrent with the forgiveness of the promissory notes, the Company refinanced $14.5 million of its remaining promissory note payable to the Holding Company, equal to the Company’s Private Placement, IPO and Concurrent Private Placement
expenses and placement agent fees.
Promissory notes to related party (Bally’s Corporation) consist of the following:

($ in thousands)	December 31, 2025 (Successor)(3)	December 31, 2024 (Predecessor)(4)
Promissory notes payable by Bally’s Chicago Operating Company, LLC:
Bally’s Chicago Holding Company, LLC(1)(2)	$14,493	$628,617
Bally’s Management Group, LLC(1)(2)	—	40,573
	$14,493	$669,190
Promissory notes payable by Bally’s Chicago, Inc.:
Bally’s Chicago Holding Company, LLC(1)(2)	$—	$6,338

Consolidated promissory notes payable to related party (Bally’s Corporation)	$14,493	$675,528
__________________________________
(1)A wholly owned subsidiary of Bally’s Corporation.
(2)Reclassified $53.9 million of promissory notes due to Bally’s Management Group, LLC to promissory notes due to Bally’s Chicago Holding Company during the period from February 8 to December 31, 2025 (Successor).
(3)Promissory notes as of December 31, 2025 had a maturity date of December 31, 2034 at an interest rate of 11% per annum.
(4)Promissory notes as of December 31, 2024 had a maturity date of December 31, 2025 at an interest rate of 0%.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s promissory notes to related party (Bally’s Corporation) transactions consisted of the following:

	Successor	Predecessor
(in thousands)	Period from February 8 to December 31, 2025	Period from January 1 to February 7, 2025	Year Ended December 31, 2024
Promissory note additions	211,430	—	219,944
Promissory note payments(1)	221,484	—	(71,230)
Promissory notes settled(2)	650,981	—	—
Average aggregate balance	390,588	675,528	564,084
__________________________________
(1)During the period from February 8 to December 31, 2025 (Successor), the Company used $107.5 million of cash proceeds from its Private Placement,
IPO and Concurrent Private Placement to pay down its promissory notes, and $6.3 million of shares were issued in lieu of payment on the promissory notes payable by the Company to the Holding Company.
(2)Promissory notes settled in connection with the Company’s IPO and Concurrent Private Placement during the third quarter of 2025 include $589.8 million settled through the Holding Company’s capital commitment and $61.2 million settled in exchange for subordinated loans.
Subordinated Loan Agreement
In connection with the Private Placement, the Company entered into a subordinated loan agreement with the Holding Company.
Under this agreement, the Holding Company, as the lender, provided the Company, the borrower, with subordinated loans in various tranches and amounts. These amounts were determined by the total number of Class A-1, Class A-2 and Class A-3
Interests sold in the Private Placement. None of the investors purchasing Class A Interests in the Private Placement are a party to the subordinated loan agreement, and the Subordinated Loans are non-recourse to the holders of our Class A-1 Interests.
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
__________________________________
(1)Each subordinated loan issued at annual interest rate of 11%, compounded quarterly, with no maturity date.
(2)As of December 31, 2025 (Successor), total subordinated loans reflects the total original issuance and outstanding principal balance.
In accordance with the Company’s amended and restated certificate of incorporation, any cash available for distribution to the holders of Class A-1, Class A-2 and Class A-3 Interests must first be used to repay the principal and accrued interest on the corresponding Subordinated Loans. For the period from February 8 to December 31, 2025 (Successor), the Company incurred
$4.1 million, of interest expense related to the Subordinated Loans, which was recognized within Interest expense, net of amounts capitalized on the Company’s consolidated statement of operations.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Standards Implemented
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.
The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This update will be effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU
2023-09 prospectively as of December 31, 2025. Refer to Note 12 “Income Taxes” for further information.
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
If by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently in the process of evaluating the impact of this amendment on its consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The
amendments in this update are intended to improve the clarity and navigability of interim reporting guidance and specify when it applies. The ASU addresses the form and content of interim financial statements, adds a consolidated list of required interim disclosures from other Codification topics, and establishes a principle requiring disclosure of events occurring after the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.
5.REVENUE RECOGNITION
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires the revenue to be recognized when a performance obligation is satisfied by transferring the control of promised goods or services and is measured at the transaction price or the amount of consideration that the Company expects to receive through satisfaction of the identified performance obligations.
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
Food and beverage, and other services have been determined to be separate, stand-alone performance obligations and revenue is recognized as the good or service is transferred at the point in time of the transaction.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Transaction Price
The Company applies a practical expedient to account for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the impact on the consolidated financial statements of applying the revenue recognition guidance to the portfolio would not differ materially from the application of an individual wagering contract. The transaction price for a retail gaming wagering contract is the difference between wins and losses, not the total amount wagered.
In addition, in the event of a multi-stage contest, the Company will allocate transaction price ratably from contest start to the contest’s final stage.
The transaction price for food and beverage, and other, is the net amount collected from the customer for such goods and services. The standalone selling price of these goods and services are determined based upon the actual retail prices charged to customers for those items.
Revenue Recognition
The allocated revenue for gaming wagers is recognized when the wagering occurs as all such wagers settle immediately. If a player wins the wager, the Company pays the player a pre-determined amount known as fixed odds, and its revenue is recognized as total wagers net of payouts made and incentives awarded to players. Food and beverage, and other revenues are recognized at the time the goods are sold from Company-operated outlets.
The following table provides a disaggregation of total revenue (in thousands):

	Successor	Predecessor
	Period from February 8 to December 31, 2025	Period from January 1 to February 7, 2025	Year Ended December 31, 2024

Gaming	$105,144	$10,353	$115,844
Non-gaming:
Food and beverage	9,085	868	9,981
Other	2,614	266	2,868
Total non-gaming revenue	11,699	1,134	12,849
Total revenue	$116,843	$11,487	$128,693
Contract Assets and Contract Related Liabilities
The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities. The Company’s receivables related to contracts with customers were $34.0 thousand and $0.1 million as of December 31, 2025 (Successor) and 2024 (Predecessor), respectively.
The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, advance deposits made for goods and services yet to be provided and unpaid wagers. All of the contract liabilities are short-term in nature and are included in “Accrued and other current liabilities” in the consolidated balance sheets.
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

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liabilities related to contracts with customers as of December 31, 2025 (Successor) and 2024 (Predecessor) were as follows (in thousands):

	Successor	Predecessor
	December 31, 2025	December 31, 2024
Unpaid wagers	$1,700	$1,541
Loyalty programs	273	51
Advanced deposits from customers	72	1
Total	$2,045	$1,593
The Company recognized $0.7 million and $0.1 million, and $0.2 million of revenue related to loyalty program redemptions for the period from February 8 to December 31, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the year ended December 31, 2024 (Predecessor) respectively.
6. BUSINESS COMBINATIONS
The Merger & Pushdown Accounting
As described in Note 1 “General Information”, the Company elected to apply pushdown accounting at the time of the Merger, which resulted in the following assets and liabilities of the Company being measured and recognized at their fair values as of the Closing Date.

(in thousands)	February 7, 2025	Year to Date Adjustments	December 31, 2025
Property and equipment, net	$183,121	$(4,745)	$178,376
Right of use assets, net	268,014	—	268,014
Goodwill	105,506	(73,133)	32,373
Intangible assets	318,600	(23,200)	295,400
Lease liabilities	(271,080)	3,066	(268,014)
Deferred tax liability	(5,924)	1,123	(4,801)
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
This method estimates isolated income that is properly attributable to a license based on modeling a hypothetical start-up company going into business without any other assets than the gaming license being valued and building a new casino with similar utility to the existing casino. Using this method, the valuation of the gaming license was dependent upon significant estimates such as projected revenues and cash flows, estimated construction costs, duration of that construction, expansion costs and appropriate discounting. Level 3 inputs used in estimating future cash flows included a terminal growth rate of 3% and a discount rate of 13.5%. Following the Merger, the gaming license was determined to be finite-lived, with an estimated useful life of 18 years.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.PREPAID EXPENSES AND OTHER ASSETS
As of December 31, 2025 (Successor) and 2024 (Predecessor), prepaid expenses and other current assets were comprised of the following:

	Successor	Predecessor
(in thousands)	December 31, 2025	December 31, 2024
Insurance	$4,044	$8
Host community impact fee	2,667	2,667
Services and license agreements	859	743
Other	782	905
Total prepaid expenses and other current assets	$8,352	$4,323
8.PROPERTY AND EQUIPMENT
As of December 31, 2025 (Successor) and 2024 (Predecessor), property and equipment, net was comprised of the following:

	Successor	Predecessor
(in thousands)	December 31, 2025	December 31, 2024
Leasehold improvements	$24,678	$42,513
Equipment	24,131	28,096
Furniture and fixtures	398	469
Construction in process(1)	728	125,638
Total property and equipment	49,935	196,716
Less: Accumulated depreciation	(14,661)	(23,969)
Property and equipment, net	$35,274	$172,747
__________________________________
(1) Refer to Note 11 ”Leases” for further information on the Company’s reclassification of its construction in process related to the construction of its permanent casino in connection with the signing of the Chicago MLA.
Depreciation expense related to property and equipment for the period from February 8 to December 31, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the year ended December 31, 2024 (Predecessor) was $14.7 million, $2.0 million, and $18.3 million, respectively.
During the period from February 8 to December 31, 2025 (Successor) and the year ended December 31, 2024 (Predecessor) the
Company capitalized $0.5 million, and $5.5 million of interest, respectively. There was no capitalized interest for the period from January 1 to February 7, 2025  (Predecessor).
9.GOODWILL AND INTANGIBLE ASSETS
In connection with the Merger, the Company recorded $32.4 million of Goodwill within its Permanent Casino reportable segment. There were no impairments or any other changes to the carrying amount of goodwill during the period from February
8 to December 31, 2025 (Successor). Additionally, the Company recorded an increase of $109.2 million to Intangible asset, net related to the Company’s gaming license in Chicago in connection with the Merger. Refer to Note 6 “Business Combinations”
for further information.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s identifiable intangible assets consisted of the following:

(in thousands, except years)	Weighted Average Remaining life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2025 (Successor)
Gaming license	17.1	$295,400	$(14,702)	$280,698
Total intangible assets, net		$295,400	$(14,702)	$280,698

December 31, 2024 (Predecessor)
Gaming licenses	1.9	$250	$(29)	$221
Gaming licenses	Indefinite	186,000	—	186,000
Total intangible assets, net		$186,250	$(29)	$186,221
The Company’s amortization expense during the period from February 8 to December 31, 2025 (Successor) and the year ended
December 31, 2024 (Predecessor) was $14.7 million and $29.0 thousand, respectively. Amortization expense for the period from January 1 to February 7, 2025 (Predecessor) was de minimus.
The following table shows the remaining amortization expense associated with finite lived intangible assets as of December 31,
2025 (Successor):

(in thousands)
2026	$16,411
2027	16,411
2028	16,411
2029	16,411
2030	16,411
Thereafter	198,643
$280,698
10.ACCRUED AND OTHER CURRENT LIABILITIES
As of December 31, 2025 (Successor) and 2024 (Predecessor), accrued and other current liabilities consisted of the following:

	Successor	Predecessor
(in thousands)	December 31, 2025	December 31, 2024
Construction	$46,109	$2,089
Gaming liabilities	3,102	2,037
Compensation	2,447	2,369
Property taxes	2,119	2,246
Other	2,414	3,822
Total accrued and other current liabilities	$56,191	$12,563

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.LEASES
Operating Leases
As of December 31, 2025 (Successor) and 2024 (Predecessor), the Company had total operating lease liabilities of $4.7 million and $210.6 million, respectively, and right of use assets of $4.4 million and $210.0 million, respectively.
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
The Chicago MLA has an initial term of 15 years and includes four, 5-year options to renew and is subject to annual escalation.
Annual rent under the Chicago MLA is $20.0 million, with additional rent equal to 8.5% of the GLP Development Advances that are granted to the Company. The amended and restated ground lease was considered a lease termination in the third quarter of 2025 (Successor) due to the Company ceasing to control the use of the land effective upon signing of the Chicago MLA. As a result of the termination, the right of use asset and lease liability were derecognized, and a $0.5 million gain on lease termination was recorded. Under the Development Agreement, as construction occurs, the Company will recognize a construction receivable on the consolidated balance sheets due from the GLP. To the extent costs exceed the amount to be reimbursed by GLP, such costs are considered prepaid rent, which will be added to the associated operating lease right of use asset once the lease commences. As of December 31, 2025 (Successor), the construction receivable balance was $63.2 million, classified within Accounts receivable, net and the prepaid rent balance was $175.8 million, classified within Other assets. In addition, the Company incurred a loss on sale of assets to GLP of $3.6 million during the third quarter of 2025 related to construction costs previously capitalized that were determined not to represent prepaid rent. This loss is classified within
General and administrative on the consolidated statements of operations. During the fourth quarter of 2025, the Company received reimbursements from GLP of $201.6 million.
Components of lease expense included within “General and administrative” for operating leases during the period from
February 8 to December 31, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) and the year ended
December 31, 2024 (Predecessor) are as follows:

	Successor	Predecessor
	Period from February 8 to December 31, 2025	Period from January 1 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Operating lease cost	$13,124	$2,560	$10,631
Variable lease cost	212	14	46
Operating lease expense	13,336	2,574	10,677
Short-term lease expense	3,235	466	3,423
Total operating lease expense	$16,571	$3,040	$14,100

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow and other information related to operating leases is as follows:

	Successor	Predecessor
	Period from February 8 to December 31, 2025	Period from January 1 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$13,908	$2,548	$9,745
Right of use assets obtained in exchange for operating lease liabilities	$—	$—	$201,706
Derecognition of operating lease	(259,607)	—	—
Non-cash derecognition of financing obligation	$—	$—	$(200,000)

	Successor	Predecessor
	December 31, 2025	December 31, 2024
Weighted average remaining lease term	1.1 years	92.9 years
Weighted average discount rate	6.0%	9.9%
As of December 31, 2025 (Successor), future minimum lease payments(1) under noncancelable operating leases are as follows:

(in thousands)
2026	$4,714
2027	94
2028	—
2029	—
2030	—
Thereafter	—
Total lease payments	4,808
Less: present value discount	(119)
Lease obligations	$4,689
_________________________________
(1) Total lease obligations exclude future minimum lease payments under the Chicago MLA, which has not yet commenced as of December 31, 2025
(Successor).
12.INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Income taxes as presented in the
Company’s consolidated financial statements have been allocated in a manner that is systematic, rational, and consistent with the broad principles of ASC 740. For the calendar years ended December 31, 2025 and 2024, the Company’s operations will be included in Bally’s Corporation’s U.S. federal consolidated tax return and certain state tax returns. For the purposes of these financial statements, the Company’s income tax provision was computed as if the Company filed separate tax returns, and had not been included in the consolidated income tax return group with Bally’s Corporation. The separate return method applies
ASC 740 to the financial statements of each member of a consolidated tax group as if the group member were a separate taxpayer. As a result, actual tax transactions included in the consolidated financial statements of Bally’s Corporation may not be included in these consolidated financial statements. Further, the Company’s tax results as presented in the consolidated financial statements may not be reflective of the results that the Company expects to generate in the future. Also, the tax treatment of certain items reflected in the consolidated financial statements may not be reflected in the consolidated financial statements and tax returns of Bally’s Corporation. It is conceivable that items such as net operating losses, other deferred taxes, uncertain tax positions and valuation allowances may exist in the consolidated financial statements that may or may not exist in the Bally’s Corporation consolidated financial statements.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Since the Company’s results are included in the Bally’s Corporation tax returns, payments to certain tax authorities are made by
Bally’s Corporation, and not by the Company. For tax jurisdictions where the Company is included with Bally’s Corporation in a consolidated tax filing, the Company does not maintain taxes payable to or from Bally’s Corporation and the payments are deemed to be settled immediately with the legal entities paying the tax in the respective tax jurisdictions through changes in
Due from Bally’s Corporation in the consolidated financial statements.
The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance when it is more likely than not that a future benefit on such deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in the Company’s statement of operations. Management’s judgment is required in determining the
Company’s valuation allowance recorded against its net deferred tax assets.
For the period from January 1 to February 7, 2025 (Predecessor) and the year ended December 31, 2024 (Predecessor), there was no income tax provision recorded in the consolidated statement of operations as the Company has established a full valuation allowance against the net deferred tax asset position. The components of the provision (benefit) for income taxes for the period from February 8 to December 31, 2025 (Successor) are as follows:

Successor
(in thousands)	Period from February 8 to December 31, 2025
Deferred taxes
Federal	$(1,243)
State	(623)
Benefit for income taxes	$(1,866)
A reconciliation of the provision for income taxes to the amount computed by applying the 21% US federal income tax rate to income (loss) before income taxes after the adoption of ASU 2023-09 is as follows:

	Successor		Predecessor
(in thousands, except percentages)	Period from February 8 to December 31, 2025		Period from January 1 to February 7, 2025
US federal statutory tax rate	$(22,322)	21.0%	$(2,703)	21.0%
State income taxes, net of federal effect(1)	(492)	0.5%	—	—%
Changes in valuation allowances	18,477	(17.4)%	2,687	(20.9)%
Nontaxable or nondeductible items:
Other	219	(0.2)%	16	(0.1)%
Other adjustments:
Current period adjustments to temporary differences	2,252	(2.1)%	—	—%
Benefit for income taxes and effective tax rate	$(1,866)	1.8%	$—	—%
_________________________________
(1) The state jurisdiction that contribute to the tax effect in this category for the period from February 8 to December 31, 2025 (Successor) and the period from
January 1 to February 7, 2025 (Predecessor) was Illinois.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the effective rate to the statutory US federal tax rate before the adoption of ASU 2023-09 is as follows:

Predecessor
(in thousands)	December 31, 2024
Income tax benefit at statutory federal rate	$(50,008)
State income taxes, net of federal effect	(22,553)
Nondeductible professional fees	(5)
Other permanent differences including lobbying expense	157
Change in valuation allowance	72,409
Total (benefit) provision for income taxes	$—
Effective income tax rate on continuing operations	—%
Significant components of the Company’s deferred income taxes are as follows:

	Successor	Predecessor
(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Property and equipment	$40,138	$39,151
Net operating loss carryforwards	91,765	56,348
Section 163(j) interest	1,138	—
Valuation allowance	(100,646)	(94,189)
Total deferred tax assets, net	$32,395	$1,310

Deferred tax liabilities:
Intangible assets	$(33,907)	$(1,303)
Accrued liabilities and other	(189)	(7)
Prepaid and other current assets	(1,233)	—
Total deferred tax liabilities	$(35,329)	$(1,310)
Net deferred tax liabilities	$(2,934)	$—
The Company will only recognize a deferred tax asset when, based on available evidence, realization is more likely than not.
The Company has assessed its deferred tax liabilities arising from taxable temporary differences and has concluded such liabilities are not a sufficient source of income for the realization of deferred tax assets, including indefinite life taxable temporary differences which offset, subject to limitation, deferred tax assets with unlimited carry overs. Accordingly, a
$100.6 million and $94.2 million valuation allowance has been established as of December 31, 2025 (Successor) and
December 31, 2024 (Predecessor), respectively.
As of December 31, 2025 (Successor), there was $312.0 million of federal net operating carryforwards with an unlimited carryforward period and $274.1 million of state net operating loss carryforwards, which expire at various dates through 2045.
Under the ASC 740 guidance for uncertainty in income taxes, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of
December 31, 2025 (Successor) and December 31, 2024 (Predecessor), the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.
For the period from February 8 to December 31, 2025 (Successor) and the period from January 1 to February 7, 2025
(Predecessor), there were no income taxes paid, net of refunds received to present under ASU 2023-09. During the year ended
December 31, 2024 (Predecessor), prior to the adoption of ASU 2023-09, there were no income taxes paid, net of refunds received.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.COMMITMENTS AND CONTINGENCIES
Litigation
The Company is a party to other various legal and administrative proceedings which have arisen in the ordinary course of its business. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on results of operations. Although the Company maintains what it believes is adequate insurance coverage to mitigate the risk of loss pertaining to covered matters, legal and administrative proceedings can be costly, time-consuming and unpredictable.
Although no assurance can be given, the Company does not believe that the final outcome of these matters, including costs to defend itself in such matters, will have a material adverse effect on the company’s consolidated financial statements. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.
Community Host Agreement
As mentioned in Note 1 “General Information”, the Company signed a host community agreement with the City of Chicago to develop a Permanent Facility, Bally’s Chicago, for $1.34 billion. No assurance can be made that this estimate will not materially change during the development of the facility. As of December 31, 2025 (Successor), approximately $800.0 million of this commitment remains.
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
Corporate Services Agreement
The Company’s Corporate Services Agreement with Bally’s Corporation requires a fixed monthly payment of $5.0 million, which began in September 2023 with the commencement of operations at the Temporary Facility. The Corporate Services
Agreement provides the Company with certain administrative and corporate services from Bally’s Management Group, LLC, a wholly owned subsidiary of Bally’s Corporation. These fixed payments are in addition to direct attributable costs allocated and invoiced to the Company, based on an estimated percentages of time spent on the Company’s activities by corporate employees.
In accordance with the corporate services agreement, the Company recorded $53.9 million, $6.1 million, and  $60.0 million during the period from February 8 to December 31, 2025 (Successor), the period from January 1 to February 7, 2025
(Predecessor) and the year ended December 31, 2024 (Predecessor), respectively, within Management fees from Bally’s
Corporation in the consolidated statements of operations.
14.SEGMENT REPORTING
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

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table sets forth the measures of segment performance for the Company’s two reportable segments, reconciled to net loss on a consolidated basis. The Other adjustments category is included in the following table in order to reconcile the segment information to the Company’s consolidated financial statements.

	Successor	Predecessor
	Period from February 8 to December 31, 2025	Period from January 1 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Revenue
Temporary Casino	$116,843	$11,487	$128,693
Permanent Casino	—	—	—
Total revenue	$116,843	$11,487	$128,693

Permanent Casino loss from operations	$(35,131)	$(3,536)	$(163,757)

Temporary Casino adjusted EBITDAR(1)	$4,605	$(917)	$11,250

Reconciliation of segment performance measures to net loss:
Temporary Casino operating costs and expenses:
Depreciation and amortization	(14,642)	(1,976)	(18,300)
Expansion costs(2)	—	—	(112)
Other(3)	47	—	—
Management fees to Bally's Corporation	(53,871)	(6,129)	(60,000)
Total Temporary Casino operating costs and expenses	(63,955)	(9,022)	(67,162)

Total other expenses, net (4)	(4,164)	—	(5,425)
Other adjustments	(3,049)	(314)	(1,786)
Loss before provision to income taxes	(106,299)	(12,872)	(238,130)
Benefit for income taxes	(1,866)	—	—
Total net loss	$(104,433)	$(12,872)	$(238,130)
__________________________________
(1)Adjusted EBITDAR is defined as earnings, or loss, for the Temporary Casino before interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, expansion costs, management fees to Bally’s Corporation, rent expense from triple net operating leases, and certain other gains or losses.
(2)The Company defines expansion expenses as costs incurred in connection with the opening of a new facility or significant expansion of an existing property. Costs classified as expansion consist primarily of marketing, master planning, conceptual design fees and legal and professional fees that are not eligible for capitalization and are included in “General and administrative” on the consolidated statements of operations.
(3)Other includes non-routine, individually de minimis expenses.
(4)  Total other expense, net includes primarily interest expense.

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables sets forth significant segment expenses and other segment items by reportable segment (in thousands):

	Successor	Predecessor
	Period from February 8 to December 31, 2025	Period from January 1 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Temporary Casino
Revenue	$116,843	$11,487	$128,693
Less: segment expenses
Marketing costs	8,650	1,390	18,778
Gaming tax	32,009	3,271	35,770
Compensation	41,755	4,482	36,986
Casino property costs	19,093	590	9,001
General and administrative	9,866	770	7,287
Other segment items(1)	865	1,901	9,621
Temporary Casino EBITDAR	$4,605	$(917)	$11,250

Permanent Casino
Revenue	$—	$—	$—
Less: segment expenses
Loss on sale-leaseback	—	—	150,000
Expansion costs	11,112	1,348	7,701
Rent expense	8,759	2,179	6,056
Amortization of gaming license	14,721	9	—
Other segment items(1)	539	—	—
Permanent Casino loss from operations	$(35,131)	$(3,536)	$(163,757)
__________________________________
(1)Includes certain Gaming and non-gaming expenses and certain other immaterial costs and allocations.
(2)Includes certain other immaterial costs and allocations.

	Successor	Predecessor
	Period from February 8 to December 31, 2025	Period from January 1 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Capital expenditures
Temporary Casino	$2,303	$—	$1,672
Permanent Casino	95,259	10,969	133,608
Total	$97,562	$10,969	$135,280

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor
(in thousands)	December 31, 2025	December 31, 2024
Total assets
Temporary Casino	$61,009	$79,208
Permanent Casino	559,331	512,686
Other(1)	423	8,011
Total	$620,763	599,905
__________________________________
(1)Other includes certain unallocated Corporate assets as of December 31, 2025 (Successor) and primarily capitalized costs associated with the Company’s proposed initial public offering as of December 31, 2024 (Predecessor).

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.REDEEMABLE NON-CONTROLLING INTEREST
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
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480,
Distinguishing Liabilities from Equity. The Company presents the non-controlling interests in the Operating Company as redeemable non-controlling interest outside of permanent equity. Upon issuance of the Operating Company’s LLC interests to the Holding Company in March 2025, $750.0 million of redeemable non-controlling interest was recorded in accordance with
ASC 480-10-S99. The consideration for the LLC interests issued by the Operating Company is in the form of a capital commitment, which is contingent on the occurrence of the Company’s equity issuance through public offering. As a result, concurrent with any future public offering, the Company will recognize a receivable as contra-mezzanine equity within its
Redeemable non-controlling interest.
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
The redemption of the non-controlling interest is tied to the occurrence of a contingent event, which is not considered probable as of December 31, 2025 (Successor), and as such, the redeemable non-controlling interests have not been subsequently remeasured.
Activity within redeemable non-controlling interest consisted of the following:

Successor
(in thousands)	Period from February 8 to December 31, 2025
Balance at February 8, 2025 (Successor)	$—
Reorganization and Private Placement	750,000
IPO and Concurrent Private Placement	(160,169)
Net loss	(78,064)
Balance at December 31, 2025 (Successor)	$511,767
__________________________________
There was no redeemable non-controlling interest as of December 31, 2024 (Predecessor), and there was no net loss attributable to redeemable non-controlling interest for the period from January 1 to February 7, 2025 (Predecessor) or twelve months ended December 31, 2024 (Predecessor).

BALLY’S CHICAGO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2025, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information regarding our executive officers and directors as of the date of this Annual
Report on Form 10-K:

Name	Age	Position(s)
Ameet Patel	58	President
H.C. Charles Diao	68	Chief Financial Officer
Kim M. Barker	58	Secretary
Christopher Jewett	38	Chief Development Officer
Non-Employee Board Members
Wanda Y. Wilson	75	Chairperson of the Board
Renee Bradford	75	Director
Blanton Canady	76	Director
Ezequiel (Zeke) Flores	46	Director
Edward Lou	54	Director
Sharon Thomas Parrott	75	Director
Below is the biographical information for each of our executive officers and directors.
Executive Officers
Ameet Patel has served as our President since May 2022. He previously served as a member of our Board since
November 2024. Mr. Patel has over 20 years of leadership and operating experience in the casino and gaming industry. He has also served as Senior Vice President & Regional General Manager — West of our parent company, Bally’s Corporation (NYSE:
BALY), since October 2021. From July 2019 to October 2021, he was an independent consultant, focusing on operations of gaming companies. Prior to that, from September 2001 to June 2019, Mr. Patel held various leadership positions at Penn
National Gaming, Inc. (NASDAQ: PENN) and its subsidiaries, serving most recently as Senior Vice President Regional
Operations. Mr. Patel holds a Bachelor of Commerce from Maharaja Sayajirao University, India, and a Master of Business
Administration from Thomas Jefferson University. He is also a certified public accountant.
H.C. Charles Diao has served as our Chief Financial Officer since November 2024. Mr. Diao has also served as
Senior Vice President, Finance and Corporate Treasurer of our parent company, Bally’s Corporation (NYSE: BALY), since
June 2023. From April 2017 to June 2021, Mr. Diao served as Senior Vice President of Finance, Corporate Development and
Corporate Treasurer of DXC Technology Co (NYSE: DXC), and previously as Vice President and Corporate Treasurer of its predecessor, Computer Sciences Corp., from 2012 to 2017. From 2008 to 2012 and from 2021 to 2023, Mr. Diao was Founder and Managing Director of Diao & Co., LLC, which provides strategic and mergers and acquisition advisory services to corporate clients, and from 2008 to 2012, was Chief Investment Officer of Diao Capital Management LLC, an investment management affiliate that managed alternative investments on behalf of institutional family offices. Until 2008, Mr. Diao was a
Senior Managing Director at Bear Stearns & Co. Mr. Diao has served as a member of the board of directors at Synechron
Holdings Ltd., a global provider of digital transformation, outsourced software development, and technology consulting services, since April 2022, at Griffon Corporation (NYSE: GFF) since February 2022, and at Turning Point Brands, Inc.
(NYSE: TPB) since November 2012. He was also previously a member of the board of directors of Media General Inc.(NYSE:
MEG) from May 2012 to January 2017. He holds a Bachelor of Science in Engineering from Princeton University and a Master of Business Administration from Harvard Business School.

Kim M. Barker has served as our Secretary since November 2024. Ms. Barker has also served as Executive Vice
President and Chief Legal Officer of our parent company, Bally’s Corporation (NYSE:BALY), since December 2022. Ms.
Barker previously served as a member of our Board from November 2024 to August 2025. Prior to joining Bally’s, she served as Vice President, Diversity & Inclusion of International Game Technology (NYSE: IGT) from January 2018 to December
2022. Prior to that, Ms. Barker was General Counsel and Vice President, Legal and Regulatory Compliance of Northstar
Lottery Group, LLC from February 2011 to January 2018 and General Counsel of the Illinois Student Assistance Commission
from February 2007 to February 2011. She currently serves on the board of directors of The Providence Mutual Fire Insurance
Company, the American Gaming Association, the International Association of Gaming Advisors and the Community College
of Rhode Island Foundation. She is also co-chair of African Americans in Gaming. Ms. Barker holds a Bachelor of Arts in
American Studies from Yale University and a Juris Doctor from New York University School of Law.
Christopher Jewett has served as our Chief Development Officer since November 2024. Mr. Jewett has over 14 years of experience in corporate finance, mergers and acquisitions, and business development in the gaming sector. He has also served as Senior Vice President of Corporate Development at our parent company, Bally’s Corporation (NYSE: BALY), since
December 2020. Prior to joining Bally’s, he advanced through roles of increasing responsibility at Delaware North Companies,
Inc., a multinational food service and hospitality company, from May 2011 to December 2020, most recently as Director of
Finance (Gaming) from October 2020 to December 2020 and previously as Director, Corporate Development (Gaming) from
March 2018 to October 2020. Mr. Jewett holds a Bachelor of Science in Business Management and a Master of Business
Administration in Finance from Canisius University.
Directors
Wanda Y. Wilson has served as Chairperson of our Board since November 2024. She has also served as an independent director at Bally’s Corporation (NYSE: BALY) since May 2019. She presently serves as the Chairman of Bally’s
Compliance Committee and is a member of the Audit, Compensation and Nominating and Governance Committees.
Additionally, she has served on boards of non-public companies as well as several non-profit boards and currently serves on the
Board of Advisors at the University of Minnesota Walter Mondale School of Law. Ms. Wilson has nearly 30 years of executive management experience in the public gaming industry. In 2019, Ms. Wilson retired from her role as the Chief Operating
Officer, General Counsel and Secretary of the Tennessee Education Lottery Corporation (“TEL”). Ms. Wilson joined the TEL in 2003 as Executive Vice President and General Counsel and was promoted to Chief Operating Officer in 2013. Prior to joining TEL, Ms. Wilson was employed at the Georgia Lottery Corporation, where she served as the Senior Vice President and
General Counsel for ten years. Prior to practicing law in the gaming industry, Ms. Wilson served in the legal departments of several federal and local government entities including the Chicago Housing Authority, where she specialized in the management of the authority’s FHA bond portfolio. Ms. Wilson has also worked in public finance as an investment banker with
EF Hutton and the Northern Trust Bank. Ms. Wilson has received several awards for her contributions to the legal profession and the public gaming industry, including the Lifetime Achievement Award from the Public Gaming Research Institute, the
Powers Award for Performance Excellence from the North American Association of State and Provincial Lotteries and the
Individual Star Diversity Award of Excellence from Corporate Counsel Women of Color. She was also named one of the 50 most powerful African Americans in Tennessee by Business Tennessee. Ms. Wilson holds a Bachelor of Science from
University of Illinois at Urbana-Champaign and a Juris Doctor from the University of Minnesota Law School. We believe Ms.
Wilson is qualified to serve on our Board due to her extensive leadership, executive, managerial, and business experience in the casino and entertainment industry.
Renee Bradford is the founder and president of C’est Si Bon Catering Ltd., a boutique catering and event firm which opened in Hyde Park near the University of Chicago campus almost 35 years ago. Ms. Bradford has also been instrumental in assisting other small business owners in developing financial and business plans, enabling them to successfully navigate commercial loan and government grant processes. Prior to entering the world of entrepreneurship, Ms. Bradford worked in sales, marketing, and product management at Quaker Oats, Illinois Bell, Schering Plough, and Interstate Material Corporation.
Ms. Bradford is a longtime resident of the Bronzeville neighborhood and is active in civic and community organizations. Ms.
Bradford holds a Bachelor of Science in Psychology from the University of Wisconsin, a Master of Arts in Community Mental
Health from Northeastern Illinois University, a Master of Business Administration in Marketing and Finance from Columbia
University, and a Certificate in Entrepreneurship from Goldman Sachs 10,000 Small Business Program. We believe Ms.
Bradford is qualified to serve on our Board due to her operational background and her knowledge of strategy, finance, and management.

Blanton Canady is a Joint Venture partner with the Hudson Group at O’Hare International Airport. He was the owner-
operator of several highly successful McDonalds restaurants until retirement in 2020. During his tenure as a McDonald’s franchisee, Mr. Canady became the first African American President of the McDonald’s Owners of Chicago and Northwest
Indiana Prior to his association with McDonalds, Mr. Canady enjoyed a successful marketing and financial management career with several corporations including Illinois Bell, Xerox, and American Hospital Corporation. Mr. Canady is a Joint Venture
Partner at Chicago’s O’Hare and Midway International Airports, and also has an ownership interest with Concessions at Los
Angeles and Seattle International Airports with Concord Collective Partners. Mr. Canady is active in civic and charitable ventures and has served on several boards, including the Midwest Association of Sickle Cell Anemia, Northern Trust Advisory
Board, Near South Side Planning Board, and the Mayor’s Committee for a Clean Chicago. He was named one of ten
Outstanding Business and Professional Honorees by Blackbook’s Edwin C. Berry National Business and Awards and is
currently listed as a History Maker for Business. Mr. Canady holds a Bachelor of Science in Marketing and Finance from the
University of Illinois and a Master of Business Administration in Marketing and Finance from the University of Chicago. We believe Mr. Canady is qualified to serve on our Board due to his operational background and his knowledge of strategy, finance, and management.
Ezequiel (Zeke) Flores is Founder and CEO of Flying Concessions, an industry leading airport retail, food, and beverage concessionaire. Mr. Flores served on gubernatorial transition teams for Illinois Governor Pritzker in 2019 and Illinois
Governor Rauner in 2015. Mr. Flores began his career at the accounting firm Arthur Andersen. He later joined Sara Lee and was a key manager in the successful spin-off of Hanesbrand, Inc. He later founded Flores Retail Corporation which focused on public-private partnerships. Mr. Flores is an operating partner of Centre Partners and a board member for Sabrosura, a portfolio company focused on the large and growing Latino foods category. He has also served on Boards of the Archdiocese of Chicago
Catholic Schools, Museum of Science and Industry, DePaul University, and the Illinois State Board of Investment. Mr. Flores
has been recognized by numerous institutes and publications and received the 2016 Latino Leaders Maestro Award for
Entrepreneurship. He is currently a member of the Latino Corporate Directors Association and the Economic Club of Chicago.
Mr. Flores holds a Bachelor of Science in Accounting from DePaul University and a Certificate in Corporate Governance from
Northwestern University and completed the Stanford University Latino Entrepreneurship Initiative’s Scaling Program. We
believe Mr. Flores is qualified to serve on our Board due to his knowledge of accounting and finance and extensive business experience.
Edward Lou has over 30 years of experience as an internet entrepreneur and software investor. He is a Venture Partner at Mercury Fund and Corazon Capital. He is also co-founder of CodaPet, a network of veterinarians that provide end-of-life veterinary care at home. He is a co-founder of Shiftgig, the mobile app that connects hourly labor with business shifts. Mr. Lou is also co-founder and board director of One Goal, a non-profit that improves college acceptance and persistence by empowering urban high school students through a teacher-led three-year fellowship. Mr. Lou has received numerous awards for his business and philanthropic endeavors. He was recognized as one of Crain’s Chicago Business’ 40 Under 40 in 2010, as
Chicago United’s Business Leader of Color in 2011, as a Forbes Up and Comer in 2012, as Techweek100 in 2015, as Crain’s
Chicago Business’ Tech 50 in 2016, as E&Y’s Entrepreneur of the Year Midwest finalist in 2016, and as an Edmund Hillary
Fellow in 2022. Mr. Lou holds a Bachelor of Science in Mechanical Engineering and a Master of Business Administration in
Finance from Washington University in Saint Louis. We believe Mr. Lou is qualified to serve on our Board due to his extensive business and leadership experience.
Sharon Thomas Parrott is a retired Senior Vice President of External Relations and Global Responsibility for
Chicago-based Covista Inc. (formerly Adtalem Global Education) where she directed government and international relations, internal audit, corporate compliance, global communications, investor relations, and community outreach. She began her career as a Chicago Public Schools teacher and held faculty and administrative positions at several Chicago area colleges and universities. Ms. Parrott currently serves on the Boards of Trustees for Rasmussen University and Ross University Schools of
Medicine and Veterinary Medicine. She formerly served on the boards of One Goal, a college access and success network and
The College Board. She was named as 100 Women Making A Difference in Chicago by Crain’s Chicago Business. Ms. Parrott
holds a Bachelor of Arts and a Master of Arts in History from the University of Illinois. We believe Ms. Parrott is qualified to serve on our Board due to her understanding of the demographics in which we operate and the diversity in background and experience she provides to our Board.
Board Composition and Election of Directors
Our Board consists of six directors. Our second amended and restated certificate of incorporation provides that our directors will be elected at each annual meeting of the stockholders to serve one-year terms. In addition, the Host Community
Agreement requires that 40% of seats on our Board be reserved for Minorities or women.

The number of directors constituting our Board is permitted to be established only by a resolution adopted by a majority of our whole Board, and only our Board is authorized to fill vacant directorships, including newly created directorships. When considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’
individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.
Director Independence
Because our shares of stock are not listed on a national securities exchange, we are not required to maintain a board consisting of a majority of independent directors. For purposes of our director independence determinations, the Board has voluntarily adopted the independence standards of the New York Stock Exchange (the “NYSE”). Applying the independence standards of the New York Stock Exchange (the “NYSE”), the board has determined that Renee Bradford, Blanton Canady,
Zeke Flores, Edward Lou and Sharon Thomas Parrot are independent within the meaning of such standards. Wanda Y. Wilson is not considered independent due to Ms. Wilson’s role as an independent director of Bally’s Corporation. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Compensation committee interlocks and insider participation
None of our executive officers currently serve, or in the past fiscal year have served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.
Audit Committee
The Company has not established a separately designated standing audit committee. Because our shares of stock are not listed on a national securities exchange, we are not required to maintain an audit committee pursuant to the listing standards of any national securities exchange. The functions customarily performed by an audit committee, including the oversight of the
Company’s financial reporting process and the appointment, compensation and oversight of the Company’s independent registered public accounting firm, are performed by the Company’s Board of directors. The Company is not required to designate an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K because it does not have a separately designated audit committee. The Company’s Board oversees the financial reporting function in lieu of a formal audit committee.
Code of business conduct and ethics
Bally’s Corporation’s Code of Business Conduct and Ethics applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on the About—Governance Documents section of Bally’s
Corporation website at www.ballys.com. In addition, we intend to post on the Bally’s Corporation website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the Code of Conduct and Business
Ethics. The information contained on the Bally’s Corporation website is not incorporated by reference into this Annual Report on Form 10‑K.
Prohibition on Insider Trading and Hedging of Company Stock
As a majority owned subsidiary of Bally’s Chicago Holding Company, LLC, a wholly owned subsidiary of Bally’s
Corporation, the Company has adopted the insider trading policies and procedures of Bally’s Corporation, governing the purchase, sale, and/or other disposition of its securities by the Company, its directors, officers, employees and certain other individuals that the Company believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable New York Stock Exchange listing standards. The insider trading policy of Bally’s Corporation is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10.K.

Limitations on Officers’ and Directors’ Liability and Indemnification Agreements
Our second amended and restated certificate of incorporation limits our directors’ and officers’ liability to the fullest extent permitted under the Delaware General Corporation Law. Consequently, our directors and officers will not be personally liable to us or holders of our stock for monetary damages for any breach of their respective fiduciary duties, except liability for:
•any breach of the director’s or officer’s duty of loyalty to us or holders of our stock;
•any act or omission by a director or officer not in good faith or that involves intentional misconduct or a knowing violation of law;
•with respect to a director, unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in
Section 174 of the Delaware General Corporation Law;
•any transaction from which the director or officer derived an improper personal benefit; or
•an officer in any action by or in the right of the Company.
If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of directors or officers, then the liability of our directors and officers will be eliminated or limited to the fullest extent permitted by
Delaware law, as so amended. Our second amended and restated certificate of incorporation does not eliminate a director’s or officer’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law. This provision also does not affect a director’s or officer’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Under our second amended and restated
certificate of incorporation and second amended and restated bylaws, we will also be empowered to enter into indemnification agreements with our directors, officers, employees and other agents and to purchase insurance on behalf of any person whom we are required or permitted to indemnify.
In addition, our second amended and restated bylaws, require us to indemnify and hold harmless (except in limited circumstances), to the fullest extent permitted by the DGCL as it presently exists or may hereafter be amended, any director or officer of the Company (a “covered person”) who was or is made or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (a “Proceeding”) by reason of the fact that he or she, or a person for whom he or she is the legal representative, is or was a director or officer of the Company or, while serving as a director or officer of the Company, is or was serving at the request of the Company as a director, officer, employee, trustee, member, manager or agent of another corporation or of a partnership, limited liability company, joint venture, trust, enterprise or non-profit entity, including service with respect to employee benefit plans, against all liability and loss suffered and expenses (including, without limitation, attorneys’ fees, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) actually and reasonably incurred by such person in connection with any such Proceeding.
Furthermore, our second amended and restated bylaws require us to the fullest extent not prohibited by applicable law pay the expenses (including attorneys’ fees) incurred by any covered person, in defending any Proceeding in advance of its final disposition; provided, however, that such payment of expenses in advance of the final disposition of the Proceeding shall be made only upon receipt of an undertaking by the person to repay all amounts advanced if it should be ultimately determined by a final judicial decision of a court of competent jurisdiction from which there is no further right to appeal that the person is not entitled to be indemnified. In addition, we entered into indemnification agreements with each of our current directors, officers and certain employees. These agreements provide for the indemnification and advancement of expenses of our directors, officers and certain employees for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were our agents. We believe that these provisions in our second amended and restated certificate of incorporation and second amended and restated bylaws and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. Furthermore, we have obtained director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us. This description of the limitation of liability and indemnification provisions of our second amended and restated certificate of incorporation, our second amended and restated bylaws to be in effect and our indemnification agreements is qualified in its entirety by reference to these documents, each of which is incorporated by reference into this Annual Report on Form 10-K as exhibits.

The limitation of liability and indemnification and advancement of expenses provisions in our second amended and restated certificate of incorporation and second amended and restated bylaws may discourage holders of our stock from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. Holders of our stock may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.
ITEM 11. EXECUTIVE COMPENSATION
Our named executive officers for fiscal year 2025 are:
•Ameet Patel, President and Director;
•H.C. Charles Diao, Chief Financial Officer; and
•Kim M. Barker, Secretary and Director.
We were incorporated in May 2022 to operate as a subsidiary of Bally’s Corporation for purposes of building and operating an entertainment destination resort in Chicago, Illinois. Mr. Patel also serves as Senior Vice President & Regional General
Manager — West of Bally’s Corporation, Mr. Diao also serves as Senior Vice President, Finance and Corporate Treasurer of
Bally’s Corporation and Ms. Barker serves as Executive Vice President and Chief Legal Officer of Bally’s Corporation, each of whom respectively received compensation during fiscal 2025 in that capacity. On March 20, 2026, Mr. Diao notified the
Company that he is resigning from his position as Chief Financial Officer effective April 1, 2026 to pursue another professional opportunity. On March 26, 2026, the Company appointed Cheryl R. Ash, age 46, as Chief Financial Officer, subject to receipt of customary regulatory approvals. Ms. Ash has also served as Senior Vice President, Finance, Casinos and Resorts of Bally’s
Corporation.
Although each named executive officer’s services to us comprises only a portion of the total services such executive provides to
Bally’s Corporation and its subsidiaries, we have included all compensation paid by Bally’s Corporation and its subsidiaries to our named executive officers during the applicable fiscal year(s) in the following table rather than that portion attributable to such executive’s services to us during such year(s).
Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2025 and December 31, 2024:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total
Ameet Patel	2025	500,000		326,111	318,750	24,470	1,169,331
President	2024	500,000	270,000	32,344	—	62,033	864,377

H.C. Charles Diao	2025	511,538		339,076	382,993	78,293	1,311,900
Chief Financial Officer	2024	500,000	350,525	118,356	—	23,720	992,601

Kim M. Barker	2025	550,000		135,200	495,000	20,409	1,200,609
Secretary	2024	550,000	352,000	87,661	—	19,004	1,008,665
__________________________________
(1)Amount reflects the actual base salary paid to the executive in respect of the applicable fiscal year, taking into account any base salary increases.
(2)  The amounts in this column reflect amounts paid to the executive as a discretionary annual incentive awarded by the Compensation Committee for the 2024 performance year. Fifty-percent of the annual incentive award was paid in the form of fully vested, unrestricted shares on March 21, 2025.

(3)Amount reflects the grant date fair value of performance stock units (“PSUs”), granted during the applicable fiscal year with respect to Bally’s Corporation common stock as computed under ASC 718. With respect to the PSUs, the grant date fair value is calculated based on the probable outcome of the performance result (i.e., target level of performance) for the applicable performance period. The fair value of the PSUs was determined using the share price of Bally’s Corporation common stock on the date that the applicable performance targets were set for the applicable performance period. The amount does not necessarily reflect the actual amount that was paid to, or may be realized by, the NEO for the fiscal year reflected. Share-based compensation expense is recognized based on the target number of shares of common stock that may be earned pursuant to the PSU award and Bally’s Corporation stock price on the date of grant, and expense is subsequently adjusted based on actual and forecasted performance compared to planned targets.
(4)Amount reflects the annual performance bonus earned with respect to the applicable fiscal year under the Bally’s Corporation annual bonus program, as described below.
(5)For 2025, amounts reflect: (i) For Mr. Patel, (A) contributions for the group term life insurance premiums and AD&D policy in the amount of $930, (B)
supplemental executive disability benefits in the amount of $720, (C) a Bally’s Corporation-paid matching contribution to Mr. Patel’s 401(k) plan account of $11,750, (D) a tax gross-up in the amount of $11,070 associated with the provision to Mr. Patel of certain health benefits by Bally’s Corporation; (ii) For
Mr. Diao, (A) contributions for the group term life insurance premiums and AD&D policy in the amount of $907, (B) supplemental executive disability benefits in the amount of $720, (C) a Bally’s Corporation-paid matching contribution to Mr. Diao’s 401(k) plan account of $11,750, and (D) a tax gross-up in the amount of $11,070 associated with the provision to Mr. Diao of certain health benefits by Bally’s Corporation, (E) a retroactive salary payment to
Mr. Diao of $53,846 to reflect his retroactive salary increase to $600,000 effective as of May 1 2025; and (iii) for Ms. Barker, (A) contributions for the group term life insurance premiums and AD&D policy in the amount of $1,395, (B) supplemental executive disability benefits in the amount of $720, (C) a
Bally’s Corporation-paid matching contribution to Ms. Barker’s 401(k) plan account of $15,156, and (D) a tax gross-up in the amount of $3,138 associated with the provision to Ms. Barker of certain health benefits by Bally’s Corporation.
Base Salary
Our named executive officers receive a base salary from Bally’s Management Group, LLC to compensate them for services rendered to Bally’s Corporation and its subsidiaries, including Bally’s Chicago. The base salary payable to our named executive officers is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.
For 2025, Mr. Patel and Ms. Barker received a base salary of $500,000 and $550,000, respectively. Mr. Diao received a base salary of $500,000 from January 1 through Apr 30, 2025. Effective November 6, 2025, Mr. Diao was given a salary increase to $600,000 based on a cyclical salary review, retroactive to May 1, 2025.
The actual salaries paid to our named executive officers for 2025 is set forth above in the Summary Compensation
Table in the column entitled “Salary,” and have not been prorated to reflect the applicable portion of the executives’ services attributable to Bally’s Chicago.
2025 Bonus
Our named executive officers are eligible to earn an annual performance-based bonus in respect of 2025, with Messrs.
Patel and Diao having a target bonus opportunity equal to 75% of his annual base salary and Ms. Barker having a target bonus opportunity of 100% of her base salary.
Payouts under the Bally’s Corporation annual bonus program for 2025 were based on pre-determined adjusted
EBITDAR goals as well as individual achievement. Based on actual achievement, Mr. Patel obtained 85% of the bonus target, or $318,750. Mr. Diao and Ms. Barker each obtained 90% of the bonus target or $382,993 and, $495,000, respectively.
Equity Compensation
In 2025, Mr. Patel was granted 13,820 PSUs with respect to Bally’s Corporation common stock under the Bally’s
Corporation 2021 Equity Incentive Plan. The PSUs are eligible to be earned and vest based on the achievement of certain performance goals over three separate one-year performance periods ending December 31, 2025, December 31, 2026 and
December 31, 2027, in each case subject to Mr. Patel’s continued service with Bally’s Corporation through the vesting date, and are settled in Bally’s Corporation common stock. For 2025, Mr. Patel was granted PSUs with respect to a target of 4,607
PSUs eligible to be earned for the 2025 performance period.
In 2025, Mr. Patel also received a grant of time-based RSUs, from Bally’s Corporation, which award vests in three equal annual installments on each March 1, of 2026, 2027 and 2028, subject to continued service through the applicable vesting dates, and which are settled in Bally’s Corporation common stock.
In 2021, Mr. Patel was granted 9,062 target PSUs with respect to its common stock under the Bally’s Corporation
2021 Equity Incentive Plan. The PSUs are eligible to be earned and vest based on the achievement of certain performance goals over three separate one-year performance periods ending December 31, 2023, December 31, 2024 and December 31, 2025, in
each case subject to Mr. Patel’s continued service through the vesting date, and are settled in Bally’s Corporation common stock.

In 2025, Mr. Diao was granted a special discretionary one-time award of 10,959 RSUs which immediately vested at grant as a result of the successful completion of a Bally’s Corporation merger transaction.
In 2024, Mr. Diao was granted 28,125 RSUs with respect to Bally’s Corporation common stock vesting in three installments on each March 1, of 2024, 2025 and 2026, subject to continued service through the applicable vesting dates, subject to continued employment, as well as PSUs with respect to Bally’s Corporation common stock eligible to be earned and vest based on the achievement of certain performance goals over three separate one-year performance periods. For 2025, Mr.
Diao was granted PSUs with respect to a target of 11,019 PSUs eligible to be earned for the 2025 performance period.
In 2024, Ms. Barker was granted 24,554 time-vesting RSUs with respect to Bally’s Corporation common stock which are scheduled to vest in three equal installments on each March 1, of 2024, 2025 and 2026, subject to continued service through the applicable vesting dates, as well as PSUs with respect to Bally’s Corporation common stock eligible to be earned and vest based on the achievement of certain performance goals over three separate one-year performance periods. In 2025, Ms. Barker was granted PSUs with respect to a target of 8,184 PSUs eligible to be earned for the 2025 performance period.
With respect to the RSUs granted to our named executive officers, upon termination of employment due to death or disability, the portion of the executive’s RSUs that would have vested on the next applicable vesting date will accelerate and vest. In the event of a “change in control” and the acquiring or surviving entity provides a replacement award in connection with a change in control, the vesting of the executive’s RSUs will only accelerate upon the “involuntary termination” of employment (each as defined in the applicable Bally’s Corporation equity plan or award agreement) within two years following the change in control. RSUs will automatically vest in full upon a change in control if the acquiring or surviving entity does not provide a replacement award.
Upon a termination of employment due to death, any PSUs earned for previously completed performance periods will vest at the “target” performance levels, unvested PSUs attributable to the current performance period will vest at the target level on a pro-rata basis (based upon the number of days of service during the applicable performance period), and any unvested
PSUs for future performance periods will be forfeited. In the event of a termination of employment by the Company without
“cause” or due to the executive’s disability, or a termination for “good reason,” all PSUs (including for prior, current and future performance periods) will vest based on actual performance. In the event of a change in control, the PSUs will vest based on actual performance.
The PSUs attributable to each performance period will have their own grant date (determined each year based on the date on which the Bally’s Corporation Compensation Committee establishes the applicable performance goals for such period, which serves as the date on which such PSUs will be effectively granted for accounting purposes). As a result, the values of the
PSUs reflected in the “Stock awards” column of the Summary Compensation Table for 2025 reflects the grant date fair value for only fiscal year 2025 and were not prorated to reflect solely the portion of the executive’s services attributable to Bally’s
Chicago.
We do not grant equity awards in anticipation of the release of material nonpublic information or time the release of material nonpublic information for the purpose of affecting the value of executive compensation. During fiscal year 2025, we did not grant stock options, stock appreciation rights, or similar option‐like instruments to our named executive officers during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a
Form 8-K that discloses material nonpublic information.
Employee Benefits
Our named executive officers are eligible to participate in Bally’s Corporation’s health and welfare plans, including medical, dental and vision benefits, long-term disability insurance and life insurance. Bally’s Corporation also sponsors a
401(k) retirement plan for its employees, including our named executive officers, who satisfy certain eligibility requirements.
For the 2025 fiscal year, Bally’s Corporation made matching contributions of $11,750 in respect of Messrs. Patel’s and Diao’s
401(k) plan accounts and $15,156 in respect of Ms. Barker’s 401(k) plan account.
In addition, certain key employees of Bally’s Corporation (including our named executive officers) are eligible to receive supplemental executive welfare plan benefits. Our named executive officers are also eligible to receive tax-gross ups in respect of health benefits provided to the executive by Bally’s Corporation.
The amount of such benefits paid by Bally’s Corporation on behalf of our named executive officers is set forth above in the Summary Compensation Table in the column entitled “All Other Compensation.”
Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of Bally’s Corporation common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2025. Although our named executive officers received a portion of his or her awards in connection with his or her service with Bally’s Corporation, all such awards are included in the table below rather than the portion attributable to the executive’s service with us. All awards reflected in the table below are with respect to Bally’s Corporation common stock.

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Ameet Patel	13,820(2)	228,306	4,607(3)	76,108
H.C. Charles Diao	11,019(4)	182,034	11,019(3)	182,034
Kim M. Barker	8,184(2)	135,200	8,184(3)	135,200
__________________________________
(1)The value shown was calculated by multiplying the number of shares shown in the table by the closing price of Bally’s Corporation common stock on
December 31, 2025, or $16.52.
(2)The RSUs vest in three equal installments on each March 1, of 2026, 2027 and 2028, subject to continued employment through the applicable vesting dates.
(3)Represents target PSUs granted to the executive which are attributable to the 2025 performance period.
(4)The RSUs vest in three equal installments on each March 1, of 2024, 2025 and 2026, subject to continued employment through the applicable vesting dates.
Employee Agreements
Patel Employment Agreement
Effective as of October 1, 2023, Mr. Patel entered into an employment agreement with Bally’s Management Group,
LLC providing for his continued employment as Senior Vice President & Regional General Manager — West (the “Patel
Employment Agreement”). The Patel Employment Agreement provides for a term through December 31, 2025.
Pursuant to the Patel Employment Agreement, Mr. Patel is entitled to an annual base salary of $500,000 and is eligible to earn an annual cash performance-based bonus with a target bonus opportunity of 75% of his annual base salary.
In the event Mr. Patel’s employment is terminated by his employer without “justifiable cause” (as defined in the Patel
Employment Agreement), he will be entitled to receive, subject to his execution and non-revocation of a separation and general release agreement, (i) any earned but unpaid annual bonus for the year prior to the year of termination, (ii) six months continued
base salary, payable in accordance with ordinary payroll practices, and (iii) an annual bonus with respect to the fiscal year in which his termination occurs, based on actual achievement of any applicable performance goals and prorated for the number of days the executive was employed during that fiscal year, payable at the same time bonuses are payable to other senior executives generally (a “Pro-Rata Bonus”); provided, that if such termination occurs within six months of a change-in-control
(as defined in the Patel Employment Agreement), Mr. Patel will receive the foregoing benefits other than he will instead receive continued base salary payments for the greater of (a) twelve months and (b) the amount of time remaining during the term.
In the event Mr. Patel’s employment terminates by reason of his death or disability, he or his estate will be entitled to receive a Pro-Rata Bonus.
The Patel Employment Agreement provides that Mr. Patel will be subject to perpetual non-disparagement obligations.
We expect to enter into an amendment to the Patel Employment Agreement with Mr. Patel including, among other things, an extension of the term of the Patel Employment Agreement.
Diao Employment Agreement
Effective as of May 8, 2023, Mr. Diao entered into an employment agreement with Bally’s Management Group, LLC providing for his employment as Senior Vice President, Finance and Treasurer (the “Diao Employment Agreement”). The Diao
Employment Agreement provides for a term through December 31, 2026, subject to automatic successive one-year renewals unless either party provides at least 60 days’ written notice of non-extension to the other party.

Pursuant to the Diao Employment Agreement, Mr. Diao is entitled to an annual base salary of $500,000 and is eligible to earn an annual cash performance-based bonus with a target bonus opportunity of 75% of his annual base salary. In November
2026, Mr. Diao’s compensation was subject to review and accordingly, his salary was increased to $600,000.
In the event Mr. Diao’s employment is terminated by his employer without “justifiable cause” (as defined in the Diao
Employment Agreement), he will be entitled to receive, subject to his execution and non-revocation of a separation and general release agreement, (i) any earned but unpaid annual bonus for the year prior to the year of termination, (ii) twelve months continued base salary, payable in accordance with ordinary payroll practices, (iii) a Pro-Rata Bonus and (iv) a monthly payment equivalent to the approximate monthly COBRA premium which may be used to purchase continuation coverage benefits;
provided, that if such termination occurs within twelve months of a change-in-control (as defined in the Diao Employment
Agreement), Mr. Diao will receive the foregoing benefits other than he will instead receive continued base salary payments for the greater of (a) twenty-four months and (b) the amount of time remaining during the term.
In the event Mr. Diao’s employment terminates by reason of his death or disability, he or his estate will be entitled to receive a Pro-Rata Bonus.
The Diao Employment Agreement provides that Mr. Diao will be subject to perpetual non-disparagement obligations.
Barker Employment Agreement
The employment agreement entered into with Ms. Barker by Bally’s Management Group, LLC (f/k/a Twin River
Management Group, Inc.) was effective as of December 7, 2022 and provides for a term that runs until December 31, 2025, an annual base salary equal to $550,000, which will be reviewed annually, and eligibility to receive a target annual cash bonus equal to 100% of her base salary. Effective January 1, 2025, the employment agreement was extended through December 31,
2026.
Upon a termination of employment by her employer without “justifiable cause” or by Ms. Barker for “good reason,”
(each as defined in the Barker Employment Agreement), Ms. Barker will be entitled to receive: (i) any earned but unpaid annual bonus for the year prior to the year of termination, (ii) a Pro-Rata Bonus, and (iii) continued payment of annual base salary for a period of 12 months In addition, during the applicable severance period, Ms. Barker will receive a monthly payment equivalent to the approximate monthly COBRA premium which may be used to purchase continuation coverage benefits.
In the event Ms. Barker’s employment terminates by reason of her death or disability, she or her estate will be entitled to receive a Pro-Rata Bonus.
The Barker Employment Agreement provides that Ms. Barker will be subject to 12-month post-termination non-
compete and non-solicit of customers and employees covenants.
Director Compensation

2025 Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Total ($)
Wanda Wilson(1)	$160,000	$160,000
Renee Bradford	40,000	40,000
Blanton Canady	40,000	40,000
Ezequiel (Zeke) Flores	40,000	40,000
Edward Lou	6,000	6,000
Sharon Thomas Parrott	40,000	40,000
__________________________________
(1)Ms. Wilson commenced serving on our board of directors effective November 1, 2024. Ms. Wilson, who also serves as a director of Bally’s Corporation, holds 9,225 shares of restricted stock with respect to Bally’s Corporation.
Except for Mr. Lou, each of our non-employee directors receive an annual cash retainer for their service of $80,000
(other than Ms. Wilson, receives an annual cash retainer of $160,000 in connection with the commencement of her service in
2024). Compensation began in the third quarter of 2025. Mr. Lou receives an annual retainer of $12,000 for his service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our shares of stock as of March 16,
2026, by:
•each of our directors
•each of our named executive officers
•each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our shares of stock
•all of our executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include our shares of stock issuable upon the exercise of options that are immediately exercisable or exercisable within 60 days after March 16, 2026. Except as otherwise indicated in the footnotes to the table below, all of the shares of stock reflected in the table are our shares of stock and all persons listed below have sole voting and investment power with respect to the shares of stock beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.
The percentage of beneficial ownership in the table below is based on 7,016 Class A Interests and 30,000Class B
Interests outstanding as of March 16, 2026.
Beneficial ownership representing less than 1% is denoted with an asterisk (*). Unless otherwise indicated below, the address for each beneficial owner listed is c/o Bally’s Chicago, Inc., 100 Westminster Street, Providence, RI 02903.

	Number of shares		Percentage of shares		Percentage of total voting power
Name of beneficial owner	Class A Interests	Class B Interests	Class A Interests	Class B Interests
Executive Officers, Directors and Director Nominees
Ameet Patel	—	—	—%	—%	—%
H.C. Charles Diao	9	—	*%	—%	*%
Christopher Jewett	—	—	—%	—%	—%
Kim M. Barker	—	—	—%	—%	—%
Wanda Y. Wilson	1	—	*%	—%	*%
Renee Bradford	1	—	*%	—%	*%
Blanton Canady	30	—	*%	—%	*%
Ezequiel (Zeke) Flores	3	—	*%	—%	*%
Edward Lou	4	—	*%	—%	*%
Sharon Thomas Parrott	1	—	*%	—%	*%
All executive officers, directors and director nominees (10 persons)(1)	49	—	*%	—%	*%

5% Stockholders of the Company
Bally’s Corporation(2)	3,141	30,000	44.77%	100.00%	89.53%
__________________________________
(1)Includes 49 Class A Interests and zero Class B Interests held by all our current directors and executive officers as a group.
(2)Bally’s Chicago Holding Company (the “Holding Company”), a wholly-owned subsidiary of Bally’s Corporation, is the sole holder of our Class B Interests and the holder of our holder of 3,141 Class A-4 Interests, representing 89.5% of the voting power and 44.8% of the economic power of our stock.
Equity Plans
No equity compensation plans have been adopted by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III regarding certain relationships and related transactions is contained in Part I,
Item 1. Business, and in Note 1 “General Information”, Note 2 Summary of Significant Accounting Policies, Note 3 “Related
Party Transactions”, and Note 15 “Redeemable Non-controlling Interest” in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Information required by Item 13 of Part III regarding director independence is contained in Part II, Item 10 of this Annual
Report on Form 10-K and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our principal accountant is Deloitte & Touche LLP (PCAOB ID No.34).
The following table summarizes the fees of Deloitte & Touche LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$615	$602
Total	$615	$602
Audit Fees
Audit fees for the fiscal years ended December 31, 2025 and 2024 include fees billed for the audit of our annual financial statements, the review of interim financial statements in our quarterly reports, and services Deloitte provides in connection with statutory and regulatory requirements. These amounts also include assistance with SEC filings and work related to equity offerings.
Pre‑Approval Policy and Procedures
The board of directors of Bally’s Corporation and the Company pre-approves all audit and non-audit services provided by the independent registered public accounting firm. During the fiscal year ended December 31, 2025, all services provided by
Deloitte & Touche LLP were pre-approved by the board of directors of Bally’s Corporation and the Company in accordance with these policies.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
1.Documents filed as a part of this Annual Report on Form 10-K.
1.Financial Statements. The Financial Statements filed as part of this Annual Report on Form 10-K are listed in the
Index to Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
2.Financial Statement Schedules. All schedules have been omitted because they are either not required or the information required is included in our consolidated financial statements or the notes thereto included in Item 8 hereof.
3.Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately following “Item 16. Form 10-K Summary,” which is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Bally’s Chicago, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 333-283772) on August 15, 2025)

3.2	Second Amended and Restated Bylaws of Bally’s Chicago, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K (File No. 333-283772) on August 15, 2025)

4.1*	Description of Capital Stock

10.1
Amended and Restated Subordinated Loan Agreement, by and between Bally’s Chicago, Inc., as borrower, and
Bally’s Chicago Holding Company, LLC, as lender (incorporated by reference to Exhibit 10.1 to the Form 8-K
(File No. 333-283772) on August 15, 2025)

10.2**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 333-283772) on August 15, 2025)

10.3
Amended and Restated Ground Lease, dated July 17, 2025, by and between Bally’s Chicago Operating
Company, LLC and GLP Capital, L.P. (incorporated by reference to Exhibit 10.20 to the registration statement on Form S-1 filed (File No. 333-283772)  on August 5, 2025)

10.4
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

10.7
Corporate Services Agreement for Temporary Casino, dated as of August 30, 2023, by and between Bally’s
Management Group, LLC (f/k/a Twin River Management Group, Inc.) and Bally’s Chicago Operating
Company, LLC (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 filed (File
No. 333-283772)  on December 12, 2024)

Exhibit Number	Description of Exhibit
10.8
Promissory Note, dated as of March 31, 2025, issued by Bally’s Chicago Operating Company, LLC in favor of
Bally’s Chicago Holding Company, LLC (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-1 (File No. 333-283772)  on June 23, 2025)

10.9
Promissory Note, dated as of March 31, 2025, issued by Bally’s Chicago Inc. in favor of Bally’s Chicago
Holding Company, LLC (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-1
(File No. 333-283772)  on June 23, 2025)

10.10
Assignment and Assumption Agreement, dated as of March 31, 2025, issued by Bally’s Management Group,
LLC in favor of Bally’s Chicago Holding Company, LLC (incorporated by reference to Exhibit 10.17 to the registration statement on Form S-1 (File No. 333-283772)  on June 23, 2025)

10.11
Promissory Note, dated as of June 30, 2025, issued by Bally’s Chicago Inc. in favor of Bally’s Chicago
Holding Company LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 333-283772) on
September 26, 2025)

10.12
Promissory Note, dated as of June 30, 2025, issued by Bally’s Chicago Inc. in favor of Bally’s Management
Group, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q (File No. 333-283772) on September
26, 2025)

10.13
Promissory Note, dated as of June 30, 2025, issued by Bally’s Chicago Operating Company, LLC in favor of
Bally’s Management Group, LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q (File No.
333-283772) on September 26, 2025)

10.14
Promissory Note, dated as of June 30, 2025, issued by Bally’s Chicago Operating Company, LLC in favor of
Bally’s Chicago Holding Company LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q (File No.
333-283772) on September 26, 2025)

10.15
Assignment and Assumption Agreement, dated as of June 30, 2025, issued by Bally’s Management Group,
LLC in favor of Bally’s Chicago Holding Company, LLC (incorporated by reference to Exhibit 10.5 to the
Form 10-Q (File No. 333-283772) on September 26, 2025)

10.16
Promissory Note, dated as of August 14, 2025, issued by Bally’s Chicago Inc. in favor of Bally’s Chicago
Holding Company LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 333-283772) on
November 13, 2025)

10.17
Stockholders Agreement, dated as of March 10, 2025,by and between Bally’s Chicago, Inc. and Bally’s
Chicago Holding Company, LLC (incorporated by reference to Exhibit 10.21 to the registration statement on
Form S-1 filed (File No. 333-283772)  on April 23, 2025)

10.18
Amended and Restated Limited Liability Company Agreement of Bally’s Chicago Operating Company, LLC
(incorporated by reference to Exhibit 10.28 to the registration statement on Form S-1 filed (File No.
333-283772)  on April 23, 2025)

10.19
Subordinated Loan Agreement, dated as of March 10, 2025, by and between Bally’s Chicago, Inc., as borrower, and Bally’s Chicago Holding Company, LLC, as lender (incorporated by reference to Exhibit 10.32 to the registration statement on Form S-1 filed (File No. 333-283772)  on April 23, 2025)

10.20
Host Community Agreement, dated June 9, 2022, by and between the City of Chicago, Illinois and Bally’s
Chicago Operating Company, LLC (incorporated by reference to Exhibit 10.22 to the registration statement on
Form S-1 filed (File No. 333-283772)  on December 12, 2024)

Exhibit Number	Description of Exhibit

10.21**
Employment Agreement, dated as of October 1, 2023, by and between Bally’s Management Group, LLC and
Ameet Patel (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-1 filed (File
No. 333-283772)  on December 12, 2024)

10.22**
Employment Agreement, dated as of May 8, 2023, by and between Bally’s Management Group, LLC and H.C.
Charles Diao (incorporated by reference to Exhibit 10.24 to the registration statement on Form S-1 filed (File
No. 333-283772)  on December 12, 2024)

10.23**
Employment Agreement, dated as of February 1, 2024, by and between Bally’s Management Group, LLC and
Christopher Jewett (incorporated by reference to Exhibit 10.25 to the registration statement on Form S-1 filed
(File No. 333-283772)  on December 12, 2024)

10.24**
Employment Agreement, dated as of October 19, 2022, by and between Twin River Management Group, Inc.
and Kim Barker Lee (incorporated by reference to Exhibit 10.26 to the registration statement on Form S-1 filed
(File No. 333-283772)  on December 12, 2024)

10.25* **	Amendment No. 2 to Employment Agreement, dated as of October 19, 2022, by and between Bally’s Management Group, Inc. (formerly known as Twin River Management Group, Inc.) and Kim Barker Lee

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Bally’s Corporation Annual Report on Form 10-K (File No. 001-38850) filed on March 17, 2025)

21.1*	Schedule of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1**	Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to Bally’s Corporation’s Annual Report on Form 10-K (File No. 001-38850) filed on March 15, 2024)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL contained in Exhibit 101

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2026.

BALLY’S CHICAGO INC.

By:	/s/ H.C. CHARLES DIAO
H.C. Charles Diao
Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/AMEET PATEL	President	March 31, 2026
Ameet Patel	(Principal Executive Officer and Director)

/s/ H.C. CHARLES DIAO	Chief Financial Officer	March 31, 2026
H.C. Charles Diao	(Principal Financial and Accounting Officer)

/s/WANDA Y. WILSON	Director, Chairperson	March 31, 2026
Wanda Y. Wilson

/s/RENEE BRADFORD	Director	March 31, 2026
Renee Bradford

/s/BLANTON CANADY	Director	March 31, 2026
Blanton Canady

/s/EZEQUIEL FLORES	Director	March 31, 2026
Ezequiel Flores

/s/EDWARD LOU	Director	March 31, 2026
Edward Lou

/s/SHARON THOMAS PARROTT	Director	March 31, 2026
Sharon Thomas Parrott