Form 10-Q
period 2026-03-31
Bally's Chicago, Inc.
filed 2026-05-18
CIK 1935799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026, the registrant had 2,430 shares of Class A-1 common stock, 489 shares of Class A-2 common stock, 324 shares of Class A-3 common stock, 3,773 shares of Class A-4 common stock, and 30,000 shares Class B common stock outstanding.

Bally’s Chicago, Inc.

PART I - Financial Information
Item 1. Financial Statements
BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)	March 31, 2026 (Successor)	December 31, 2025 (Successor)
Assets
Cash	$13,116	$12,009
Accounts receivable, net	83,431	64,802
Inventory	3,085	2,839
Prepaid expenses and other current assets	7,466	8,352
Due from related party (Bally’s Corporation)	974	974
Total current assets	108,072	88,976
Property and equipment, net	31,893	35,274
Right of use assets, net	7,652	4,406
Goodwill	32,373	32,373
Intangible assets, net	276,596	280,699
Other assets	196,330	179,035
Total assets	$652,916	$620,763
Liabilities, Redeemable Non-controlling Interest, and Stockholders’ Deficit
Current portion of lease liabilities	$4,808	$4,595
Accounts payable	31,826	63,904
Accrued and other current liabilities	71,020	56,191
Promissory notes to related party (Bally’s Corporation) (Note 3)	14,493	14,493
Due to related party (Bally's Corporation) (Note 3)	85,942	19,634
Total current liabilities	208,089	158,817
Long-term portion of lease liabilities	3,067	94
Subordinated loans due to related party (Bally’s Corporation) (Note 3)	77,625	77,625
Deferred tax liability	2,752	2,934
Other long-term liabilities	12,219	4,437
Total liabilities	303,752	243,907
Commitments and contingencies (Note 12)

Redeemable non-controlling interest	491,894	511,767

Stockholders’ deficit:
Common stock, $0.01 par value, no shares authorized, issued or outstanding as of March 31, 2026 (Successor) and as of December 31, 2025 (Successor).	—	—
Class A common stock, $0.001 par value, 12,500 shares authorized, and 7,016 shares issued and outstanding as of March 31, 2026 (Successor) and as of December 31, 2025 (Successor); Class B common stock, $0.001 par value, and 30,000 shares authorized, issued and outstanding as of March 31, 2026 (Successor) and as of December 31, 2025 (Successor)	—	—
Additional paid-in-capital	82,165	82,165
Accumulated deficit	(224,895)	(217,076)
Total stockholders’ deficit	(142,730)	(134,911)
Total liabilities, redeemable non-controlling interest, and stockholders’ deficit	$652,916	$620,763
See accompanying notes to condensed consolidated financial statements.

BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Successor		Predecessor
	Three Months Ended March 31, 2026	Period from February 8 to March 31, 2025	Period from January 1 to February 7, 2025
Revenue:
Gaming	$30,045	$15,935	$10,353
Non-gaming	3,072	1,861	1,134
Total revenue	33,117	17,796	11,487

Operating costs and expenses:
Gaming	16,617	8,157	6,039
Non-gaming	3,331	1,462	1,260
General and administrative	15,051	10,196	8,946
Management fees to Bally's Corporation	15,000	8,871	6,129
Depreciation and amortization	8,255	4,842	1,985
Total operating costs and expenses	58,254	33,528	24,359
Loss from operations	(25,137)	(15,732)	(12,872)

Other expense:
Interest expense, net of amounts capitalized	(2,737)	(248)	—
Total other expense, net	(2,737)	(248)	—

Loss before income taxes	(27,874)	(15,980)	(12,872)
Benefit for income taxes	(182)	—	—
Net loss	(27,692)	(15,980)	(12,872)
Net loss attributable to redeemable non-controlling interest	(19,873)	(5,613)	—
Net loss attributable to Bally’s Chicago, Inc.	$(7,819)	$(10,367)	$(12,872)

Basic and diluted loss per share	$(1,114)	$(9,223)	$(128,720)
Weighted average common shares outstanding, basic and diluted	7,016	1,124	100
See accompanying notes to condensed consolidated financial statements.

BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (unaudited)
(In thousands, except share data)

Successor
	Common Stock Shares Outstanding		Common Stock Amount		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A	Class B	Class A	Class B
Balance as of December 31, 2025 (Successor)	7,016	30,000	$—	$—	$82,165	$(217,076)	$(134,911)
Net loss	—	—	—	—	—	(7,819)	(7,819)
Balance as of March 31, 2026 (Successor)	7,016	30,000	$—	$—	$82,165	$(224,895)	$(142,730)

Predecessor
	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Shares Outstanding	Amount
Balance as of December 31, 2024 (Predecessor)	100	$—	$974	$(311,593)	$(310,619)
Net loss	—	—	—	(12,872)	(12,872)
Balance as of February 7, 2025 (Predecessor)	100	$—	$974	$(324,465)	$(323,491)

Successor
	Common Stock Shares Outstanding			Common Stock Amount			Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock	Class A	Class B	Common Stock	Class A	Class B
Balance as of February 8, 2025 (Successor)	100	—	—	$—	$—	$—	$—	$(90,708)	$(90,708)
Reorganization and Private Placement	(100)	3,985	30,000	—	—	—	82,362	(750,000)	(667,638)
Issuance of subordinated loans	—	(659)	—	—	—	—	(16,475)	—	(16,475)
Net loss	—	—	—	—	—	—	—	(10,367)	(10,367)
Balance as of March 31, 2025 (Successor)	—	3,326	30,000	$—	$—	$—	$65,887	$(851,075)	$(785,188)
See accompanying notes to condensed consolidated financial statements.

BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8 to March 31, 2025	Period from January 1 to February 7, 2025
Cash flows from operating activities:
Net loss	$(27,692)	$(15,980)	$(12,872)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,255	4,842	1,985
Non-cash amortization of right of use assets	1,138	206	415
Deferred income taxes	(182)	—	—
Change in operating assets and liabilities:
Accounts receivable	(58,680)	(575)	177
Inventory	(245)	76	281
Prepaid expenses and other current assets	1,859	671	68
Accounts payable	6,061	3,700	261
Current portion of lease liabilities	(1,198)	1,337	(1,986)
Accrued and other current liabilities	14,002	(5,337)	5,514
Other assets	(15,619)	—	—
Other operating activities	7,771	29	21
Net cash used in operating activities	(64,530)	(11,031)	(6,136)
Cash flows from investing activities:
Capital expenditures	(672)	(22,941)	(10,969)
Net cash used in investing activities	(672)	(22,941)	(10,969)
Cash flows from financing activities:
Financing from Bally's Corporation, net	66,309	31,774	22,622
Repayment of promissory notes to Bally’s Corporation	—	(76,776)	—
Stock issuance costs	—	(789)	(1,452)
Proceeds from IPO and Private Placements	—	13,151	—
Private Placement proceeds from Bally’s Corporation	—	63,625	—
Net cash provided by financing activities	66,309	30,985	21,170
Net change in cash	1,107	(2,987)	4,065
Cash, beginning of period	12,009	18,584	14,519
Cash, end of period	$13,116	$15,597	$18,584

Non-cash investing and financing activities:
Unpaid property and equipment	$160	$18,133	$11,403
Change in unpaid issuance costs	796	3,276	485
Issuance of subordinated loans to Bally’s Corporation	—	16,475	—
Issuance of redeemable non-controlling interest	—	750,000	—
Issuance of shares to Bally’s Corporation in lieu of promissory note repayment	—	6,325	—
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
Bally’s Chicago Operating Company, LLC (the “Operating Company”), an indirect majority owned subsidiary of the Company, is a party to a host community agreement with the City of Chicago to develop a destination casino resort (the “Permanent Facility”), to be named Bally’s Chicago, in downtown Chicago, Illinois that will include approximately 3,400 slot machines, 170 table games, 10 food and beverage venues, 500 hotel rooms, a 65,000 square foot entertainment and event center, a 20,000 square foot exhibition, outdoor music venue, 3,300 parking spaces and an outdoor green space. The project also provided the Company with the exclusive right to operate a temporary casino for up to three years while the Permanent Facility is constructed.
During construction of the Permanent Facility, the City of Chicago gave the Company the ability to build a temporary casino in downtown Chicago (the “Temporary Facility”). The Company opened the Temporary Facility situated in the location of the current Medinah Temple on September 9, 2023, which includes approximately 900 gaming positions and five food and beverage venues. The Company incurred approximately $70.0 million in costs in connection with the design and development of the Temporary Facility. Any increased construction costs could materially and adversely affect the return on the Company’s investments.
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
The three months ended March 31, 2026, and the period from February 8 to March 31, 2025, are each part of the "Successor period." These periods reflects the costs, activities, and recognition of the Company’s assets and liabilities at their fair values due to pushdown accounting applied at the time of the Merger. The differences in accounting due to the acquisition method and the application of pushdown accounting mean the results of operations, cash flows, and financial information for the Successor period are not comparable to those of the Predecessor period. A black line has been placed between the Successor and Predecessor periods in the unaudited condensed consolidated financial statements and in the tables to the notes to the unaudited condensed consolidated financial statements to highlight the lack of comparability between the two periods. Refer to Note 2 “Summary of Significant Accounting Policies” for further information on the Company’s basis of presentation and consolidation as a result of Bally’s transactions under the Merger.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
•The Company has incurred significant losses and negative cash flows from operations since its inception and expects to continue to incur such losses and negative cash flows for the foreseeable future. In this regard, the Company incurred a net loss and used net cash in its operations of approximately $27.7 million and $64.5 million, respectively for the three months ended March 31, 2026 (Successor). In addition, the Company has an accumulated deficit of $224.9 million and approximately $13.1 million of cash as of March 31, 2026 (Successor). As a result, the Company has been dependent of Bally’s Corporation since its inception to fund substantially all of the Company’s obligations as they become due and expects to continue to remain dependent on such funding for the foreseeable future.
•As disclosed in Note 12 “Commitments and Contingencies”, the Company is subject to a number of contractual obligations and commitments associated with the operation of the Temporary Facility and construction of the Permanent Facility, which includes the total committed costs that are expected to be incurred to construct the Permanent Facility of approximately $600.0 million over the next two years. Refer to Note 11 “Leases” for further information on the funding of the Permanent Facility construction.
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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for interim financial information, including Rule 10-01 of the SEC’s Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted. In the Company’s opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current year’s presentation

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

As of March 31, 2026 (Successor), the total number of shares of all classes of stock the Company is authorized to issue consists of the following:

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

Cash

The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. As of March 31, 2026 (Successor) and December 31, 2025 (Successor), the Company has cash of $13.1 million and $12.0 million, respectively, which was measured at fair value on a recurring basis and is classified within Level 1 of the fair value hierarchy.
Accounts Receivable
Accounts receivable consists of the following:

(in thousands)	March 31, 2026 (Successor)	December 31, 2025 (Successor)
Amounts due from GLP(1)	$81,586	$63,172
Gaming receivables	1,028	863
Non-gaming receivables	828	767
Accounts receivable	83,442	64,802
Less: Allowance for credit losses	(11)	—
Accounts receivable, net	$83,431	$64,802
__________________________________
(1)    Represents amounts due from GLP Capital, L.P. (“GLP”) related to the development of the Company’s future Permanent Facility in Chicago. Refer to Note 11 “Leases” for further information.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advertising Expenses
The Company expenses advertising costs as incurred and is included in General and administrative on the condensed consolidated statements of operations. Advertising expense was $0.3 million, $0.5 million and $0.2 million for the three months ended March 31, 2026 (Successor), the period from February 8 to March 31, 2025 (Successor) and the period from January 1 to February 7, 2025 (Predecessor), respectively.

Expansion Expenses

The Company expenses expansion costs as incurred. The Company defines expansion expenses as costs incurred in connection with the opening of a new facility or significant expansion of an existing property. Costs classified as expansion costs consist primarily of marketing, master planning, conceptual design fees and legal and professional fees that are not eligible for capitalization and are included in General and administrative on the condensed consolidated statements of operations. Expansion expenses for the three months ended March 31, 2026 (Successor), the period from February 8 to March 31, 2025 (Successor) and the period from January 1 to February 7, 2025 (Predecessor) were $2.4 million, $0.5 million, and $1.4 million, respectively.

Employee Benefit Plans

The Company participates in the Bally’s Corporation operates defined contribution plans covering its non-union employees and certain union employees, as well as multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union employees. The defined contribution plans allow for employee deferrals, which are matched at the Company’s discretion. Total employer contribution expense attributable to these plans was $0.2 million for the three months ended March 31, 2026 (Successor) and $0.1 million for both the period from February 8 to March 31, 2025 (Successor) and the period from January 1 to February 7, 2025 (Predecessor).
Earnings Per Share (EPS)
We have two classes of common stock in the form of Class A Interests and Class B Common Stock. Our Class A Interests are entitled to discretionary dividends, subject to the impact of liquidation and distribution priority of the subordinated loans on the Class A-1, Class A-2 and Class A-3 Interests. Each of the respective Class A Interests represent different classes of common stock for the purposes of the Company’s earnings per share (“EPS”) computation. We apply the two-class method for purposes of calculating earnings per share of common stock for the Class A Interests. The two-class method determines earnings per share of common stock and participating securities according to dividends or dividend equivalents declared during the period and each security’s respective participation rights in undistributed earnings and losses. The Class B Common Stock do not have rights to participate in dividends or undistributed earnings, as such, have no impact on the Company’s computation of EPS. There were no Class A Interests that were considered anti-dilutive for the three months ended March 31, 2026 (Successor), 690 shares that we considered anti-dilutive for the period from February 8 to March 31, 2025 (Successor) and no shares the period from January 1 to February 7, 2025 (Predecessor).

Goodwill and Intangible Assets
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

The Company’s intangible assets consist of the Chicago gaming license associated with its Permanent Casino in the predecessor period. The Company’s Permanent Casino gaming license is classified as finite-lived as of the successor period, and is being amortized over its estimated useful life.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For its finite‑lived intangible asset, the Company establishes a useful life upon initial recognition based on the period over which the asset is expected to contribute to the future cash flows of the Company and periodically evaluates the remaining useful life to determine whether events and circumstances warrant a revision to the remaining amortization period. The finite‑lived intangible asset is amortized over its remaining useful life in a pattern in which the economic benefits of the intangible asset are consumed, which is generally on a straight‑line basis. The Company reviews the carrying amount of its finite‑lived intangible asset for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Should events and circumstances indicate the finite‑lived intangible asset may not be recoverable, the Company performs a test for recoverability whereby estimated undiscounted cash flows are compared to the carrying value of the asset. If the estimated undiscounted cash flows exceed the carrying value, no impairment is recorded. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded based on the fair value of the asset.

Bally’s Chicago Service Agreements

The Company is party to various agreements relating to the operations of certain services at its casino facilities (the “Bally’s Chicago Services Agreements”), including a long-term management agreement with a provider to operate and manage certain hospitality services at its Permanent Facility upon opening. The Company expects to receive $50.0 million towards the construction and build out of certain casino facilities related to such services, payable in installments over 2 years subject to certain conditions precedent (the “Bally’s Chicago Construction Investments”).

As of March 31, 2026 (Successor), the Company has received a total of $12.2 million of Bally’s Chicago Construction Investments under the aforementioned hospitality services agreement. These amounts are recorded in “Other long-term liabilities” and will be amortized as a reduction of Non-gaming operating costs and expenses over the contract term upon commencement of operations at the Permanent Facility. Upon commencement of the management services, the Company will pay a management fee and a share of net receipts to the providers, as applicable, which will be recognized as Non-gaming operating costs and expenses as incurred.

3.    RELATED PARTY TRANSACTIONS
Operations, as well as assets and liabilities, directly associated with the business activity of the Company are included in the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements include fees paid in accordance with the corporate services agreement, as described in Note 12 “Commitments and Contingencies”, providing the Company with certain administrative and corporate services, of $15.0 million for the three months ended March 31, 2026 (Successor) and $8.9 million, $6.1 million for the period from February 8 to March 31, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor) respectively. These fees and allocated expenses are recorded within Management fees to Bally's Corporation on the condensed consolidated statements of operations. As of March 31, 2026 (Successor), there was a $85.9 million balance of Due to related party (Bally's Corporation) related to administrative expenses and development costs associated with the development of the Permanent Facility, which will be repaid with the funds received from GLP. Refer to Note 11 “Leases” for further information.

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

On August 14, 2025, in connection with the Company’s IPO and Concurrent Private Placement, the Holding Company forgave $651.0 million of promissory notes as a result of its capital commitment from the Reorganization in March 2025. Refer to Note 2 “Summary of Significant Accounting Policies” and Note 14 “Redeemable Non-controlling Interest” for further information. Concurrent with the forgiveness of the promissory notes, the Company refinanced $14.5 million of its remaining promissory note payable to the Holding Company, equal to the Company’s Private Placement, IPO and Concurrent Private Placement expenses and placement agent fees, with a maturity date of December 31, 2034 with an interest rate of 11% per annum. Promissory notes to related party (Bally’s Corporation) were $14.5 million as of March 31, 2026 (Successor) and December 31, 2025 (Successor). The Company incurred $0.4 million of interest on its promissory notes during the three months ended March 31, 2026 (Successor).

The average aggregate balance of promissory notes to related party (Bally’s Corporation) was $14.5 million, $655.8 million and $675.5 million for the three months ended March 31, 2026 (Successor), the period from February 8 to March 31, 2025 (Successor), the period from January 1 to February 7, 2025 (Predecessor).

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Subordinated Loans

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
(2)    As of March 31, 2026 (Successor), total subordinated loans reflects the total original issuance and outstanding principal balance.

For the three months ended March 31, 2026 (Successor) and the period from February 8 to March 31, 2025 (Successor), the Company incurred $2.3 million and $0.2 million, respectively, of interest expense related to the subordinated loans. There was no interest expense incurred during the period from January 1 to February 7, 2025 (Predecessor). These amounts were recognized within Interest expense, net of amounts capitalized on the Company’s condensed consolidated statements of operations.

4.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
The following table provides a disaggregation of total revenue:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8 to March 31, 2025	Period from January 1 to February 7, 2025
Gaming	$30,045	$15,935	$10,353
Non-gaming:
Food and beverage	2,294	1,440	868
Other	778	421	266
Total non-gaming revenue	3,072	1,861	1,134
Total revenue	$33,117	$17,796	$11,487

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Contract Related Liabilities
The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities. The Company’s receivables related to contracts with customers were $0.1 million and $34.0 thousand as of March 31, 2026 (Successor) and December 31, 2025 (Successor), respectively.
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
Unpaid wagers include the Company’s outstanding chip liability and unpaid slot tickets.
Liabilities related to contracts with customers were as follows:

(in thousands)	March 31, 2026 (Successor)	December 31, 2025 (Successor)
Unpaid wagers	$2,332	$1,700
Loyalty programs	256	273
Advanced deposits from customers	85	72
Total	$2,673	$2,045
The Company recognized revenue from loyalty program redemptions amounting to $0.2 million, $0.2 million and $0.1 million for the three months ended March 31, 2026 (Successor) the period from February 8 to March 31, 2025 (Successor) and the period from January 1 to February 7, 2025 (Predecessor), respectively.

6.    BUSINESS COMBINATIONS
The Merger & Pushdown Accounting
As described in Note 1 “General Information”, the Company elected to apply pushdown accounting at the time of the Merger, which resulted in the following assets and liabilities of the Company being measured and recognized at their fair values as of the Closing Date.

(in thousands)	As of February 7, 2025
Property and equipment, net	$178,376
Right of use assets, net	268,014
Goodwill	32,373
Intangible assets	295,400
Lease liabilities	(268,014)
Deferred tax liability	(4,801)
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

7.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets was comprised of the following:

(in thousands)	March 31, 2026 (Successor)	December 31, 2025 (Successor)
Prepaid insurance	$4,022	$4,044
Annual host community impact fees	1,667	2,667
Prepaid marketing	977	352
Services and license agreements	535	859
Other	265	430
Total prepaid expenses and other current assets	$7,466	$8,352

8.    PROPERTY AND EQUIPMENT
Property and equipment was comprised of the following:

(in thousands)	March 31, 2026 (Successor)	December 31, 2025 (Successor)
Leasehold improvements	$24,679	$24,678
Equipment	24,132	24,131
Furniture and fixtures	398	398
Construction in process	1,499	728
Total property and equipment	50,708	49,935
Less: Accumulated depreciation	(18,815)	(14,661)
Total property and equipment, net	$31,893	$35,274

Depreciation expense related to property and equipment was $4.2 million, $2.3 million and $2.0 million for the three months ended March 31, (Successor), period from February 8 to March 31, 2025 (Successor) and the period from January 1 to February 7, 2025 (Predecessor), respectively.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    GOODWILL AND INTANGIBLE ASSETS
In connection with the Merger, the Company recorded $32.4 million of Goodwill within its Permanent Casino reportable segment. There were no impairments or any other changes to the carrying amount of goodwill during the three months ended March 31, 2026 (Successor). Refer to Note 6 “Business Combinations” for further information.

The Company’s identifiable intangible assets consisted of the following:

(in thousands, except years)	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2026 (Successor)
Gaming license	$295,400	$(18,804)	$276,596
Total intangible assets, net	$295,400	$(18,804)	$276,596

December 31, 2025 (Successor)
Gaming licenses	$295,400	$(14,701)	$280,699
Total intangible assets, net	$295,400	$(14,701)	$280,699
The Company’s amortization expense for the three months ended March 31, 2026 (Successor) and for the period from February 8 to March 31, 2025 (Successor) was $4.1 million and $2.5 million, respectively. Amortization expense for the period from January 1 to February 7, 2025 (Predecessor) was de minimus.
The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of March 31, 2026 (Successor):

(in thousands)
Remaining 2026	$12,308
2027	16,411
2028	16,411
2029	16,411
2030	16,411
Thereafter	198,644
Total	$276,596

10.    ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consisted of the following:

(in thousands)	March 31, 2026 (Successor)	December 31, 2025 (Successor)
Construction	$59,995	$46,109
Gaming liabilities	5,128	3,102
Compensation	1,877	2,447
Property taxes	1,508	2,119
Other	2,512	2,414
Total accrued and other current liabilities	$71,020	$56,191

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.    LEASES

Operating Leases
As of March 31, 2026 (Successor) and December 31, 2025 (Successor), the Company had total operating lease liabilities of $7.9 million and $4.7 million, respectively, and right of use assets of $7.7 million and $4.4 million, respectively.
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
The Chicago MLA has an initial term of 15 years and includes four, five year options to renew and is subject to annual escalation. Annual rent under the Chicago MLA is $20 million, with additional rent equal to 8.5% of the GLP Development Advances that are granted to the Company. Under the Chicago Development Agreement, as construction occurs, the Company will recognize a construction receivable on the condensed consolidated balance sheets due from the GLP. To the extent costs exceed the amount to be reimbursed by GLP, such costs are considered prepaid rent, which will be added to the associated operating lease right of use asset once the lease commences. As of March 31, 2026 (Successor) and December 31, 2025 (Successor), the prepaid rent balance, classified within Other assets, was $193.2 million and $175.8 million, respectively.
Components of lease expense, included within General and administrative in the condensed consolidated statements of operations, for operating leases were as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8 to March 31, 2025	Period from January 1 to February 7, 2025
Operating lease cost	$1,147	$3,609	$2,560
Variable lease cost	84	20	14
Operating lease expense	1,231	3,629	2,574
Short-term lease expense	952	652	466
Total operating lease expense	$2,183	$4,281	$3,040

Supplemental cash flow and other information related to operating leases is as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8 to March 31, 2025	Period from January 1 to February 7, 2025
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$1,253	$3,650	$2,548
Right of use assets obtained in exchange for operating lease liabilities	4,384	$—	—

	March 31, 2026 (Successor)	December 31, 2025 (Predecessor)
Weighted average remaining lease term	1.6 years	1.1 years
Weighted average discount rate	6.0%	6.0%

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026 (Successor), future minimum lease payments(1) under noncancellable operating leases are as follows:

(in thousands)
Remaining 2026	$3,991
2027	4,385
Total lease payments	8,376
Less: present value discount	(501)
Lease obligations	$7,875
_________________________________
(1) Total lease obligations exclude future minimum lease payments under the Chicago MLA, which has not yet commenced as of March 31, 2026 (Successor).

12.    COMMITMENTS AND CONTINGENCIES
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

Community Host Agreement
As mentioned in Note 1 “General Information”, the Company signed a host community agreement with the City of Chicago to develop a Permanent Facility, Bally’s Chicago, for $1.34 billion. No assurance can be made that this estimate will not materially change during the development of the facility. As of March 31, 2026 (Successor), approximately $600.0 million of this commitment remains.

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

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Corporate Services Agreement

The Company has a Corporate Services Agreement with Bally’s Corporation requiring a fixed monthly payment of $5.0 million, beginning with the commencement of operations at the Temporary Facility. The Corporate Services Agreement provides the Company with certain administrative and corporate services from Bally’s Management Group, LLC. These fixed payments are in addition to certain expenses such as personnel and administrative costs allocated to the Company, based on an estimated percentages of time spent on the Company’s activities by corporate employees. In accordance with the Corporate Services Agreement, the Company recorded $15.0 million, $8.9 million, and $6.1 million during the three months ended March 31, 2026 (Successor), the period from February 8 to March 31, 2025 (Successor), and the period from January 1 to February 7, 2025 (Predecessor), respectively, within Management fees to Bally's Corporation in the condensed consolidated statements of operations.

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

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8 to March 31, 2025	Period from January 1 to February 7, 2025
Revenue
Temporary Casino	$33,117	$17,796	$11,487
Permanent Casino	—	—	—
Total revenue	$33,117	$17,796	$11,487

Permanent Casino loss from operations	$(6,531)	$(5,806)	$(3,536)

Temporary Casino adjusted EBITDAR(1)	$1,452	$1,634	$(917)

Reconciliation of segment performance measures to net loss:
Temporary Casino operating costs and expenses:
Depreciation and amortization	(4,152)	(2,320)	(1,976)
Management fees to Bally's Corporation	(15,000)	(8,871)	(6,129)
Other expenses
Total other expense, net(2)	(2,737)	(248)	—
Other adjustments	(906)	(369)	(314)
Loss before provision for income taxes	(27,874)	(15,980)	(12,872)
Benefit for income taxes	(182)	—	—
Net loss	$(27,692)	$(15,980)	$(12,872)
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
(2)    Total other expense, net includes primarily interest expense.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth significant segment expenses and other segment items by reportable segment (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2026	Period from February 8 to March 31, 2025	Period from January 1 to February 7, 2025
Temporary Casino
Revenue	$33,117	$17,796	$11,487
Less: Segment expenses
Marketing costs	1,961	1,193	1,390
Gaming tax	9,152	4,868	3,271
Compensation	12,405	5,348	4,482
Casino property costs	4,547	1,749	590
General and administrative	2,801	1,991	770
Other segment items (1)	799	1,013	1,901
Temporary Casino EBITDAR	$1,452	$1,634	$(917)

Permanent Casino
Revenue	$—	$—	$—
Less: segment expenses
Expansion costs	2,428	465	1,348
Rent expense	—	2,819	2,179
Amortization of gaming license	4,103	2,522	9
Permanent Casino Loss from Operations	$(6,531)	$(5,806)	$(3,536)
__________________________________
(1)    Other segment items includes Gaming and non-gaming expenses and certain other immaterial costs and allocations.

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8 to March 31, 2025	Period from January 1 to February 7, 2025
Capital Expenditures
Temporary Casino	$672	$53	$—
Permanent Casino	—	22,888	10,969
Total	$672	$22,941	$10,969

(in thousands)	March 31, 2026 (Successor)	December 31, 2025 (Successor)
Total assets
Temporary Casino	$61,162	$61,009
Permanent Casino	590,142	559,331
Other(1)	1,612	423
Total	$652,916	$620,763
__________________________________
(1)    Other includes certain unallocated Corporate assets as of March 31, 2026 (Successor).

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

The redemption of the non-controlling interest is tied to the occurrence of a contingent event, which is not considered probable as of March 31, 2026 (Successor), and as such, the redeemable non-controlling interests have not been subsequently remeasured.

Activity within redeemable non-controlling interest consisted of the following (in thousands):

Balance at December 31, 2025 (Successor)	$511,767
Net loss	(19,873)
Balance at March 31, 2026 (Successor)	$491,894

Balance at February 8, 2025 (Successor)	$—
Reorganization and Private Placement	750,000
Net loss	(5,613)
Balance at March 31, 2025 (Successor)	$744,387
__________________________________
There was no redeemable non-controlling interest as of December 31, 2024 (Predecessor), and there was no net loss attributable to redeemable non-controlling interest for the period from January 1 to February 7, 2025 (Predecessor).

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
•risks associated with any delay between the closing of our Temporary Facility and the opening of our Permanent Facility;
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
•risks associated with natural disasters or other catastrophic events, including war, terrorism and public health crises;
•our ability to comply with the Host Community Agreement;
•risks associated with any failures, errors, defects or disruptions in our systems or platforms;
•risks associated with any cybersecurity incidents;
•our ability to service our indebtedness and fund our other obligations; and
•other risks identified in Part I. Item 1A. “Risk Factors” of the Bally’s Chicago Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on March 31, 2026 and other filings with the SEC.

The foregoing list of important factors is not exclusive and does not include matters like changes in general economic conditions that affect substantially all gaming businesses. You should not place undue reliance on our forward-looking statements.

Overview

Our Company is a majority owned subsidiary of Bally’s Chicago Holding Company, LLC (the “Holding Company”), a wholly owned subsidiary of Bally’s Corporation (“Bally’s” or the “Parent”). We are a gaming, hospitality and entertainment company with the singular focus of building and operating a world-class entertainment destination resort in Chicago, Illinois. We intend to provide both Chicago residents and business and leisure travelers visiting Chicago with physical and interactive entertainment and gaming experiences

Strategy and Business Developments
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

Key Performance Indicators

The key performance indicators used in managing our business is Income (loss) from operations for our Permanent Casino reportable segment and Adjusted EBITDAR for our Temporary Casino reportable segment. Temporary Casino Adjusted EBITDAR is a measure of the Company’s segment profitability disclosed in accordance with the requirements of ASC 280, Segment Reporting, and is our reportable segment GAAP measure. Temporary Casino Adjusted EBITDAR is defined as earnings, or loss, for the Temporary Casino before interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, expansion costs, management fees to Bally’s Corporation, rent expense from triple net operating leases, and certain other gains or losses. Refer to Note 13 “Segment Reporting” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

First Quarter 2026 Results
Our operating results for the three months ended March 31, 2026 (Successor), the period from February 8 to March 31, 2025 (Successor), and the period from January 1 to February 7, 2025 (Predecessor) are not indicative of future operating results because we have dedicated the first several years of our corporate existence to the design, development and construction of our Permanent Facility in Chicago.
Segment Performance
The following table presents, for the periods indicated, certain revenue and income items:

	Successor		Predecessor
(in millions)	Three Months Ended March 31, 2026	Period from February 8 to March 31, 2025	Period from January 1 to February 7, 2025
Total Revenue	$33.1	$17.8	$11.5
Loss from operations	(25.1)	(15.7)	(12.9)
Net loss	(27.7)	(16.0)	(12.9)
The following table presents, for the periods indicated, condensed consolidated statements of operations data:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8 to March 31, 2025	Period from January 1 to February 7, 2025
Revenue:
Gaming revenue
Temporary Casino	30,045	15,935	$10,353
Permanent Casino	—	—	—
	30,045	15,935	10,353
Non-gaming revenue
Temporary Casino	3,072	1,861	1,134
Permanent Casino	—	—	—
	3,072	1,861	1,134
Total revenue	33,117	17,796	$11,487

Operating costs and expenses:
Gaming expenses
Temporary Casino	16,617	8,157	$6,039
Permanent Casino	—	—	—
	16,617	8,157	6,039
Non-gaming expenses
Temporary Casino	3,331	1,462	1,260
Permanent Casino	—	—	—
	3,331	1,462	1,260
Total gaming and non-gaming expenses	$19,948	$9,619	$7,299
General and administrative
Temporary Casino	11,717	6,543	5,105
Permanent Casino	2,428	3,284	3,527
Other	906	369	314
Total general and administrative	$15,051	$10,196	$8,946

Revenue
Total revenue for the three months ended March 31, 2026 (Successor) compared to the period from February 8 to March 31, 2025 (Successor) and period from January 1 to February 7, 2025 (Predecessor), increased $3.8 million due to increased gaming revenues at the Temporary Casino. Once our Permanent Facility is operational, we expect our revenues will be primarily generated by gaming and entertainment offerings, with remaining revenues from other non-gaming operations, including hotel, food and beverage, and retail, entertainment and other.
Gaming and non-gaming expenses
Gaming and non-gaming expenses for the three months ended March 31, 2026 (Successor) compared to the period from February 8 to March 31, 2025 (Successor) and period from January 1 to February 7, 2025 (Predecessor) increased relative to an increase in gaming revenues at our Temporary Casino.

General and administrative
General and administrative expenses for the three months ended March 31, 2026 (Successor) compared to the period from February 8 to March 31, 2025 (Successor) and period from January 1 to February 7, 2025 (Predecessor) decreased by $4.1 million. The decrease was primarily attributable to a change in the accounting treatment of lease costs related to the Permanent Casino project following the execution of the Chicago MLA in the third quarter of 2025, coupled with a decrease in non-capitalizable costs associated with the Company’s equity offerings in 2025.
Depreciation and amortization
Depreciation and amortization expense for the three months ended March 31, 2026 (Successor) compared to the period from February 8 to March 31, 2025 (Successor) and period from January 1 to February 7, 2025 (Predecessor) increased $1.4 million. The increase was primarily driven by the amortization of the Company’s gaming license, which commenced during the Successor period beginning February 8, 2025. In connection with the Merger, the gaming license was determined to be a finite‑lived intangible asset with an estimated useful life of 18 years.
Other income (expense), net
The change in total other income (expense), net, when comparing the three months ended March 31, 2026 (Successor) to the period from February 8 to March 31, 2025 (Successor) and period from January 1 to February 7, 2025 (Predecessor) is directly attributable to the interest expense related to the subordinated loans and promissory notes issued in connection with the Company’s initial public offering and private placements in 2025.

Benefit for income taxes
There was $0.2 million benefit for income tax recorded during the three months ended March 31, 2026 (Successor), reflecting a discrete benefit for the reduction in its valuation allowance in the quarter. There was no provision expense or benefit for income tax recorded during the period from February 8 to March 31, 2025 (Successor) and period from January 1 to February 7, 2025 (Predecessor). This was due to the Company’s establishment of a full valuation allowance against its net deferred tax asset position.

KEY PERFORMANCE INDICATORS

Temporary Casino Adjusted EBITDAR for the three months ended March 31, 2026 (Successor) compared to the period from February 8 to March 31, 2025 (Successor) and period from January 1 to February 7, 2025 (Predecessor) increased year over year primarily due to increased gaming revenues in the current period.

Permanent Casino loss from operations for the three months ended March 31, 2026 (Successor) compared to the period from February 8 to March 31, 2025 (Successor) and period from January 1 to February 7, 2025 (Predecessor) decreased year over year primarily due to to a change in the accounting treatment of lease costs related to the Permanent Casino project following the execution of the Chicago MLA in the third quarter of 2025, coupled with a decrease in non-capitalizable costs associated with the Company’s equity offerings in 2025.

The following table sets forth the measures of segment performance for the Company’s two reportable segments, reconciled to total net loss on a consolidated basis. The Other adjustments category is included in the following table in order to reconcile the segment information to the Company’s unaudited condensed consolidated financial statements.

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8 to March 31, 2025	Period from January 1 to February 7, 2025
Revenue
Temporary Casino	$33,117	$17,796	$11,487
Permanent Casino	—	—	—
Total revenue	$33,117	$17,796	$11,487

Permanent Casino loss from operations	$(6,531)	$(5,806)	$(3,536)

Temporary Casino adjusted EBITDAR(1)	$1,452	$1,634	$(917)

Reconciliation of segment performance measures to net loss:
Temporary Casino operating costs and expenses
Depreciation and amortization	(4,152)	(2,320)	(1,976)
Management fees to Bally's Corporation	(15,000)	(8,871)	(6,129)
Total Temporary Casino operating costs and expenses	(17,700)	(9,557)	(9,022)
Other expenses
Total other expense, net(2)	(2,737)	(248)	—
Other adjustments	(906)	(369)	(314)
Loss before provision for income taxes	(27,874)	(15,980)	(12,872)
(Provision) benefit for income taxes	(182)	—	—
Net loss	$(27,692)	$(15,980)	$(12,872)
__________________________________
(1)    Adjusted EBITDAR is defined as earnings, or net loss, for the Temporary Casino before interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, expansion costs, management fees to Bally’s Corporation, rent expense from triple net operating leases, and certain other gains or losses.
(2)    Total other expense, net includes primarily interest expense.

Critical Accounting Estimates

There were no material changes to other critical accounting estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete list of our Critical Accounting Estimates.

Recent Accounting Pronouncements

Refer to Note 4 “Recently Issued Accounting Pronouncements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that affect us.

Liquidity and Capital Resources

Cash Flows Summary

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8 to March 31, 2025	Period from January 1 to February 7, 2025
Net cash used in operating activities	$(64,530)	$(11,031)	$(6,136)
Net cash used in investing activities	(672)	(22,941)	(10,969)
Net cash provided by financing activities	66,309	30,985	21,170
Net change in cash	1,107	(2,987)	4,065
Cash, beginning of period	12,009	18,584	14,519
Cash, end of period	$13,116	$15,597	$18,584

Operating Activities

Net cash used in operating activities was $64.5 million for the three months ended March 31, 2026 (Successor), $11.0 million for the period from February 8 to March 31, 2025 (Successor), and $6.1 million for the period from January 1 to February 7, 2025 (Predecessor). All periods presented were impacted by net loss positions and changes in working capital associated with the Company’s expansion. Cash used in operating activities for the three months ended March 31, 2026 was driven by an increase in the construction receivable due from GLP, described below.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 (Successor) was $0.7 million driven by capital expenditures at our temporary casino. Accounting treatment of capital spending changed in 2026 as compared to the prior periods resulting from the GLP reimbursement arrangement, described below. For the period from February 8 to March 31, 2025 and the period from February 8 to March 31, 2025 (Successor) of $22.9 million and $11.0 million, respectively, capital expenditures were mainly related to our Permanent Facility.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 (Successor) was $66.3 million and net cash provided by financing activities for the period from February 8 to March 31, 2025 (Successor) and the period from January 1 to February 7, 2025 (Predecessor) were $31.0 million and $21.2 million, respectively. Cash provided by financing activities during the periods presented is primarily attributable to the financing provided by Bally’s Corporation, combined with the Private Placement proceeds during the Successor period from February 8 to March 31, 2025.

Contractual Obligations and Commitments

Host Community Agreement

On June 9, 2022, Bally’s Chicago Operating Company, LLC (the “Operating Company”) signed a host community agreement (the “HCA”) with the City of Chicago to develop a destination casino resort (the “Permanent Facility”), with the exclusive right to operate a temporary casino (the “Temporary Facility”), while the Permanent Facility is constructed. The HCA establishes a minimum capital investment of $1.34 billion on the design, construction and equipping of our Temporary Facility and our Permanent Facility. As of March 31, 2026 (Successor), approximately $600.0 million of this commitment remains. The actual cost of the development may exceed this minimum capital investment amount. In addition, land acquisition costs and financing costs, among other types of costs, are not counted toward meeting this minimum capital investment amount.

Per the HCA, the Company is required to pay annual fixed host community impact fees of $4.0 million. Additionally, Bally’s Corporation provided the City of Chicago with a performance guaranty whereby Bally’s Corporation agreed to have and maintain available financial resources in an amount reasonably sufficient to allow the Company to complete its obligations under the HCA. Upon notice from the City of Chicago that the Company has failed to perform various obligations under the HCA, Bally’s Corporation has indemnified the City of Chicago against any and all liability, claim or reasonable and documented expense the City of Chicago may suffer or incur by reason of any nonperformance of any of the Company’s obligations. The guaranty will terminate two years after the later of (i) the date on which the Permanent Facility commences operations or (ii) the date on which Bally’s Chicago achieves final completion as defined in the HCA.

Casino Fees

Under the Illinois Gambling Act, the Company will be required to pay the Illinois Gaming Board a reconciliation fee payment three years after the date operations commenced (in a temporary or permanent facility) in an amount equal to 75% of the adjusted gross receipt (“AGR”) for the most lucrative 12-month period of operations, minus the amount equal to the initial payment per gaming position paid.

Temporary Services Agreement

The Operating Company has a Corporate Services Agreement with Bally’s Corporation requiring a fixed monthly payment of $5.0 million. The Corporate Services Agreement provides the Company with certain administrative and corporate services from Bally’s Management Group, LLC (“BMG”), a subsidiary of Bally’s Corporation. These fixed payments are in addition to certain expenses such as direct attributable costs allocated and invoiced to the Operating Company, based on an estimated percentages of time spent on the Company’s activities by corporate employees. The Temporary Services Agreement shall automatically terminate when our Temporary Facility permanently closes and the Permanent Facility opens to the public.

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

Bally’s Chicago Service Agreements

The Company is party to various agreements relating to the operations of certain services at its casino facilities (the “Bally’s Chicago Services Agreements”), including a long-term management agreement with a provider to operate and manage certain hospitality services at its Permanent Facility upon opening. The Company expects to receive $50.0 million towards the construction and build out of certain casino facilities related to such services, payable in installments over 2 years subject to certain conditions precedent (the “Bally’s Chicago Construction Investments”).

As of March 31, 2026, the Company has received a total of $12.2 million of Bally’s Chicago Construction Investments under the aforementioned hospitality services agreement. These amounts are recorded in “Other long-term liabilities” and will be amortized as a reduction of Non-gaming operating costs and expenses over the contract term upon commencement of operations at the Permanent Facility. Upon commencement of the management services, the Company will pay a management fee and a share of net receipts to the providers, as applicable, which will be recognized as Non-gaming operating costs and expenses as incurred.

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

The Chicago MLA has an initial term of 15 years and includes four, five year options to renew and is subject to annual escalation. Annual rent under the Chicago MLA is $20.0 million, with additional rent equal to 8.5% of the GLP Development Advances that are granted to the Company. Under the Chicago Development Agreement, as construction occurs, the Company will recognize a construction receivable on the condensed consolidated balance sheets due from the GLP. To the extent costs exceed the amount to be reimbursed by GLP, such costs are considered prepaid rent, which will be added to the associated operating lease right of use asset once the lease commences. As of March 31, 2026 (Successor) and December 31, 2025 (Successor), the prepaid rent balance was $193.2 million and $175.8 million, respectively classified within Other assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and participation of its President and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s President and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
The Company is in the process of designing and implementing internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) following the completion of its initial public offering. During the quarter ended March 31, 2026, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to our risk factors contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026.

Item 5. Other Information
During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the in interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Chicago, Inc.’s Quarterly report on Form 10-Q for the Quarter ended March 31, 2026, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

Signatures

Pursuant tot he requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 18, 2026.

BALLY’S CHICAGO, INC.

By:	/s/ CHERYL R. ASH
Cheryl R. Ash
Chief Financial Officer
(Principal Financial and Accounting Officer)