Form 10-Q
period 2026-06-30
Bally's Chicago, Inc.
filed 2026-08-14
CIK 1935799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-283772
Bally’s Chicago, Inc.
(Exact name of registrant as specified in its charter)

Delaware			88-2870098
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
100 Westminster Street	Providence,	RI	02903
(Address of principal executive offices)			(Zip Code)

(401) 475-8474
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A-1 common stock, par value $0.001 per share	N/A	N/A
Class A-2 common stock, par value $0.001 per share	N/A	N/A
Class A-3 common stock, par value $0.001 per share	N/A	N/A
Class A-4 common stock, par value $0.001 per share	N/A	N/A
Class A-5 common stock, par value $0.001 per share	N/A	N/A
Class A-6 common stock, par value $0.001 per share	N/A	N/A
Class B common stock, par value $0.001 per share	N/A	N/A
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

As of July 31, 2026, the registrant had 2,430 shares of Class A-1 common stock, 489 shares of Class A-2 common stock, 324 shares of Class A-3 common stock, 3,903 shares of Class A-4 common stock, 2 shares of Class A-5 common stock, 31 shares of Class A-6 common stock, and 30,000 shares Class B common stock outstanding.

Bally’s Chicago, Inc.

PART I - Financial Information
Item 1. Financial Statements
BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)	June 30, 2026 (Successor)	December 31, 2025 (Successor)
Assets
Cash	$7,353	$12,009
Accounts receivable, net	93,375	64,802
Inventory	3,572	2,839
Prepaid expenses and other current assets	6,541	8,352
Due from related party (Bally’s Corporation)	—	974
Total current assets	110,841	88,976
Property and equipment, net	29,642	35,274
Right of use assets, net	6,493	4,406
Goodwill	32,373	32,373
Intangible assets, net	272,493	280,699
Other assets	224,874	179,035
Total assets	$676,716	$620,763
Liabilities, Redeemable Non-controlling Interest, and Stockholders’ Deficit
Current portion of lease liabilities	$4,723	$4,595
Accounts payable	49,066	63,904
Accrued and other current liabilities	68,183	56,191
Promissory notes to related party (Bally’s Corporation) (Note 3)	14,493	14,493
Due to related party (Bally's Corporation) (Note 3)	117,574	19,634
Total current liabilities	254,039	158,817
Long-term portion of lease liabilities	1,931	94
Subordinated loans due to related party (Bally’s Corporation) (Note 3)	77,625	77,625
Deferred tax liability	2,641	2,934
Other long-term liabilities	20,001	4,437
Total liabilities	356,237	243,907
Commitments and contingencies (Note 11)

Redeemable non-controlling interest	471,597	511,767

Stockholders’ deficit:
Common stock, $0.01 par value, no shares authorized, issued or outstanding as of June 30, 2026 (Successor) and as of December 31, 2025 (Successor).	—	—
Class A common stock, $0.001 par value, 12,500 shares authorized, and 7,016 shares issued and outstanding as of June 30, 2026 (Successor) and as of December 31, 2025 (Successor); Class B common stock, $0.001 par value, and 30,000 shares authorized, issued and outstanding as of June 30, 2026 (Successor) and as of December 31, 2025 (Successor)	—	—
Additional paid-in-capital	82,165	82,165
Accumulated deficit	(233,283)	(217,076)
Total stockholders’ deficit	(151,118)	(134,911)
Total liabilities, redeemable non-controlling interest, and stockholders’ deficit	$676,716	$620,763
See accompanying notes to condensed consolidated financial statements.

BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Successor				Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025
Revenue:
Gaming	$34,170	$31,083	$64,215	$47,018	$10,353
Non-gaming	3,340	3,278	6,412	5,139	1,134
Total revenue	37,510	34,361	70,627	52,157	11,487

Operating costs and expenses:
Gaming	17,587	17,646	34,204	25,803	6,039
Non-gaming	3,015	3,453	6,346	4,915	1,260
General and administrative	19,503	19,717	34,554	29,913	8,946
Management fees to Bally's Corporation	15,000	15,000	30,000	23,871	6,129
Depreciation and amortization	8,261	8,497	16,516	13,339	1,985
Total operating costs and expenses	63,366	64,313	121,620	97,841	24,359
Loss from operations	(25,856)	(29,952)	(50,993)	(45,684)	(12,872)

Other expense:
Interest expense, net of amounts capitalized	(2,942)	248	(5,679)	—	—
Total other expense, net	(2,942)	248	(5,679)	—	—

Loss before income taxes	(28,798)	(29,704)	(56,672)	(45,684)	(12,872)
Benefit for income taxes	(112)	—	(294)	—	—
Net loss	(28,686)	(29,704)	(56,378)	(45,684)	(12,872)
Net loss attributable to redeemable non-controlling interest	(20,297)	(25,944)	(40,170)	(31,557)	—
Net loss attributable to Bally’s Chicago, Inc.	$(8,389)	$(3,760)	$(16,208)	$(14,127)	$(12,872)

Basic and diluted loss per share	$(1,196)	$(1,426)	$(2,310)	$(6,772)	$(128,720)
Weighted average common shares outstanding, basic and diluted	7,016	2,636	7,016	2,086	100
See accompanying notes to condensed consolidated financial statements.

BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (unaudited)
(In thousands, except share data)

Successor
	Common Stock Shares Outstanding		Common Stock Amount		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A	Class B	Class A	Class B
Balance as of December 31, 2025 (Successor)	7,016	30,000	$—	$—	$82,165	$(217,076)	$(134,911)
Net loss attributable to Bally’s Chicago, Inc.	—	—	—	—	—	(7,819)	(7,819)
Balance as of March 31, 2026 (Successor)	7,016	30,000	$—	$—	$82,165	$(224,895)	$(142,730)
Net loss attributable to Bally’s Chicago, Inc.	—	—	—	—	—	(8,389)	(8,389)
Balance as of June 30, 2026 (Successor)	7,016	30,000	$—	$—	$82,165	$(233,283)	$(151,118)

Predecessor
	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Shares Outstanding	Amount
Balance as of December 31, 2024 (Predecessor)	100	$—	$974	$(311,593)	$(310,619)
Net loss	—	—	—	(12,872)	(12,872)
Balance as of February 7, 2025 (Predecessor)	100	$—	$974	$(324,465)	$(323,491)

Successor
	Common Stock Shares Outstanding			Common Stock Amount			Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock	Class A	Class B	Common Stock	Class A	Class B
Balance as of February 8, 2025 (Successor)	100	—	—	$—	$—	$—	$—	$(90,708)	$(90,708)
Reorganization and Private Placement	(100)	3,985	30,000	—	—	—	82,362	(750,000)	(667,638)
Issuance of subordinated loans	—	(659)	—	—	—	—	(16,475)	—	(16,475)
Net loss attributable to Bally’s Chicago, Inc.	—	—	—	—	—	—	—	(10,367)	(10,367)
Balance as of March 31, 2025 (Successor)	—	3,326	30,000	$—	$—	$—	$65,887	$(851,075)	$(785,188)
Pushdown accounting adjustment	—	—	—	—	—	—	—	(4,745)	(4,745)
Net loss attributable to Bally’s Chicago, Inc.	—	—	—	—	—	—	—	(3,760)	(3,760)
Balance as of June 30, 2025 (Successor)	—	3,326	30,000	$—	$—	$—	$65,887	$(859,580)	$(793,693)
See accompanying notes to condensed consolidated financial statements.

BALLY’S CHICAGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2026	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025
Cash flows from operating activities:
Net loss	$(56,378)	$(45,684)	$(12,872)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	16,516	13,339	1,985
Non-cash amortization of right of use assets	2,297	1,308	415
Deferred income taxes	(294)	—	—
Change in operating assets and liabilities:
Accounts receivable	(71,504)	(1,036)	177
Inventory	(733)	363	281
Prepaid expenses and other current assets	3,768	2,180	68
Accounts payable	20,386	4,235	261
Current portion of lease liabilities	(2,419)	154	(1,986)
Accrued and other current liabilities	16,077	(6,518)	5,514
Other assets	(45,228)	—	—
Other operating activities	15,546	47	21
Net cash used in operating activities	(101,966)	(31,612)	(6,136)
Cash flows from investing activities:
Capital expenditures	(810)	(57,457)	(10,969)
Net cash used in investing activities	(810)	(57,457)	(10,969)
Cash flows from financing activities:
Financing from Bally's Corporation, net	98,915	94,974	22,622
Repayment of promissory notes to Bally’s Corporation	—	(83,776)	—
Stock issuance costs	(795)	(4,062)	(1,452)
Proceeds from IPO and Private Placements	—	13,151	—
Private Placement proceeds from Bally’s Corporation	—	63,625	—
Net cash provided by financing activities	98,120	83,912	21,170
Net change in cash	(4,656)	(5,157)	4,065
Cash, beginning of period	12,009	18,584	14,519
Cash, end of period	$7,353	$13,427	$18,584

Non-cash investing and financing activities:
Unpaid property and equipment	$1,928	$53,639	$11,403
Change in unpaid issuance costs	34	1,064	485
Issuance of subordinated loans to Bally’s Corporation	—	16,475	—
Issuance of redeemable non-controlling interest	—	750,000	—
Issuance of shares to Bally’s Corporation in lieu of promissory note repayment	—	6,325	—
See accompanying notes to condensed consolidated financial statements.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL INFORMATION
Description of Business
Bally’s Chicago, Inc. (the “Company”, “Bally’s Chicago”) is a majority owned subsidiary of Bally’s Chicago Holding Company, LLC (the “Holding Company”), a wholly owned subsidiary of Bally’s Corporation (“Bally’s” or the “Parent”). Bally’s Chicago is a gaming, hospitality and entertainment company with the singular focus of building and operating a world-class entertainment destination resort in Chicago, Illinois. The Company intends to provide both Chicago residents and business and leisure travelers visiting Chicago with physical and interactive entertainment and gaming experiences.
Bally’s Chicago Operating Company, LLC (the “Operating Company”), an indirect majority owned subsidiary of the Company, is a party to a host community agreement with the City of Chicago to develop a destination casino resort (the “Permanent Facility”), in downtown Chicago, Illinois, and the exclusive right to operate a temporary casino (the “Temporary Facility”), which is currently situated in the location of the current Medinah Temple in downtown Chicago, while the Permanent Facility is constructed.
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
•The Company has incurred significant losses and negative cash flows from operations since its inception and expects to continue to incur such losses and negative cash flows for the foreseeable future. In this regard, the Company incurred a net loss and used net cash in its operations of approximately $56.4 million and $102.0 million, respectively for the six months ended June 30, 2026 (Successor). In addition, the Company has an accumulated deficit of $233.3 million and approximately $7.4 million of cash as of June 30, 2026 (Successor). As a result, the Company has been dependent of Bally’s Corporation since its inception to fund substantially all of the Company’s obligations as they become due and expects to continue to remain dependent on such funding for the foreseeable future.
•As disclosed in Note 11 “Commitments and Contingencies”, the Company is subject to a number of contractual obligations and commitments associated with the operation of the Temporary Facility and construction of the Permanent Facility, which includes the total committed costs that are expected to be incurred to construct the Permanent Facility of approximately $400.0 million over the next two years. Refer to Note 10 “Leases” for further information on the funding of the Permanent Facility construction.
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

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In response to the foregoing adverse financial conditions, the Company obtained a letter of support whereby Bally’s Corporation has committed to fund all of the Company’s operating, investing, and financing activities through at least December 31, 2027 and has further committed not to make any decision or action that would reasonably be expected to negatively affect the Company’s ability to continue as a going concern through at least December 31, 2027. However, for the letter of support to alleviate substantial doubt about the Company’s ability to continue as a going concern, Bally’s Corporation is pursuing a number of financing alternatives intended to enhance its liquidity, including asset monetization, an equity sale, and debt financing. These plans have not been finalized, are subject to market conditions and the actions of third parties, and are not within the Company’s or Bally’s Corporation’s control, and there can be no assurance that the plans will be successfully implemented. As a result, the Company has concluded that the letter of support does not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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
On February 7, 2025 (the “Merger Date”), Bally’s completed its previously disclosed merger transactions (the “Merger”) with SG Parent LLC (“SG Parent”) and The Casino Queen & Entertainment Inc. (“Casino Queen”). To better align the accounting and presentation with Bally’s, the Company elected to apply pushdown accounting, resulting in these financial statements reflecting the Company’s basis in the assets and liabilities of Bally’s Corporation, which were remeasured to fair value as of the Merger Date.
The financial information for the periods through February 7, 2025 reflect the historical cost basis of accounting for Bally’s Chicago, Inc., prior to the pushdown of the Merger. This is referred to as the “Predecessor period.” The period from February 8, 2025 through June 30, 2026 is part of the "Successor period", which reflects the costs, activities, and recognition of the Company’s assets and liabilities at their fair values due to pushdown accounting applied at the time of the Merger. The differences in accounting due to the acquisition method and the application of pushdown accounting mean the results of operations, cash flows, and financial information for the Successor period are not comparable to those of the Predecessor period. A black line has been placed between the Successor and Predecessor periods in the unaudited condensed consolidated financial statements and in the tables to the notes to the unaudited condensed consolidated financial statements to highlight the lack of comparability between the two periods. For a full description of the Merger and related transactions, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Non-controlling Interest
The Company is the sole managing member, operating as a holding company with its principal asset being its LLC interests in the Operating Company. As such, the Company consolidates the Operating Company in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), recognizing the Holding Company’s 81% economic interest as a redeemable non-controlling interest in its financial statements. Refer to Note 13 “Redeemable Non-controlling Interest” for further information.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash
The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. As of June 30, 2026 (Successor) and December 31, 2025 (Successor), the Company had cash of $7.4 million and $12.0 million, respectively, which was measured at fair value on a recurring basis and is classified within Level 1 of the fair value hierarchy.
Accounts Receivable
Accounts receivable, net consists of the following:

(in thousands)	June 30, 2026 (Successor)	December 31, 2025 (Successor)
Amounts due from GLP(1)	$90,324	$63,172
Gaming receivables	1,193	863
Non-gaming receivables	1,876	767
Accounts receivable	93,393	64,802
Less: Allowance for credit losses	(18)	—
Accounts receivable, net	$93,375	$64,802
__________________________________
(1)    Represents amounts due from GLP Capital, L.P. (“GLP”) related to the development of the Company’s future Permanent Facility in Chicago. Refer to Note 10 “Leases” for further information.
Advertising Expenses
The Company expenses advertising costs as incurred and is included in General and administrative on the condensed consolidated statements of operations. Advertising expense was $0.4 million and $1.1 million for the three months ended June 30, 2026 (Successor) and 2025 (Successor), respectively. Advertising expense was $0.7 million, $1.6 million and $0.2 million for the six months ended June 30, 2026 (Successor), the period from February 8 to June 30, 2025 (Successor), and the period from January 1 to February 7, 2025 (Predecessor), respectively.

Expansion Expenses

The Company expenses expansion costs as incurred. The Company defines expansion expenses as costs incurred in connection with the opening of a new facility or significant expansion of an existing property. Costs classified as expansion costs consist primarily of marketing, master planning, conceptual design fees and legal and professional fees that are not eligible for capitalization and are included in General and administrative on the condensed consolidated statements of operations. Expansion expenses for the three months ended June 30, 2026 (Successor) and 2025 (Successor) were $4.9 million and $2.2 million, respectively. Expansion expenses for the six months ended June 30, 2026 (Successor), the period from February 8 to June 30, 2025 (Successor) and the period from January 1 to February 7, 2025 (Predecessor) were $7.3 million, $2.7 million, and $1.4 million, respectively.
Earnings Per Share (EPS)
We have two classes of common stock in the form of Class A Interests and Class B Common Stock. Our Class A Interests are entitled to discretionary dividends, subject to the impact of liquidation and distribution priority of the subordinated loans on the Class A-1, Class A-2 and Class A-3 Interests. Each of the respective Class A Interests represent different classes of common stock for the purposes of the Company’s earnings per share (“EPS”) computation. We apply the two-class method for purposes of calculating earnings per share of common stock for the Class A Interests. The two-class method determines earnings per share of common stock and participating securities according to dividends or dividend equivalents declared during the period and each security’s respective participation rights in undistributed earnings and losses. The Class B Common Stock do not have rights to participate in dividends or undistributed earnings, as such, have no impact on the Company’s computation of EPS. There were 690 Class A Interests that we considered anti-dilutive for three months ended June 30, 2025 (Successor) and the period from February 8 to June 30, 2025 (Successor). There were no Class A Interests that were considered anti-dilutive for all other periods presented.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of June 30, 2026 (Successor), the Company has received a total of $20.0 million of Bally’s Chicago Construction Investments under the aforementioned hospitality services agreement. These amounts are recorded in “Other long-term liabilities” and will be amortized as a reduction of Non-gaming operating costs and expensed over the contract term upon commencement of operations at the Permanent Facility. Upon commencement of the management services, the Company will pay a management fee and a share of net receipts to the providers, as applicable, which will be recognized as Non-gaming operating costs and expenses as incurred.

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

The Company has a Corporate Services Agreement with Bally’s requiring a fixed monthly payment of $5.0 million, which provides the Company with certain administrative and corporate services from Bally’s Management Group, LLC. These fixed payments are in addition to certain expenses, such as personnel and administrative costs allocated to the Company, based on an estimated percentages of time spent on the Company’s activities by corporate employees. In accordance with the Corporate services Agreement, the Company recorded $15.0 million for both the three months ended June 30, 2026 (Successor) and 2025 (Successor), and $30.0 million, $23.9 million, and $6.1 million for the six months ended June 30, 2026 (Successor), the period from February 8 to June 30, 2025 (Successor), and the period from January 1 to February 7, 2025 (Predecessor), respectively, within Management fees to Bally's Corporation in the condensed consolidated statements of operations.

As of June 30, 2026 (Successor), there was a $117.6 million balance of Due to related party (Bally's Corporation) related to administrative expenses and development costs associated with the development of the Permanent Facility, which the Company intends to repay with the funds received from GLP. Refer to Note 10 “Leases” for further information.

As of June 30, 2026 (Successor) and December 31, 2025 (Successor), the Company had $14.5 million of Promissory notes to related party (Bally’s Corporation) on the condensed consolidated balance sheets, equal to the expenses and placement agent fees of its 2025 equity issuance transactions. This promissory note is payable to the Holding Company, with a maturity date of December 31, 2034 with an interest rate of 11% per annum. The Company incurred $0.4 million and $0.9 million of interest on its promissory notes during the three and six months ended June 30, 2026 (Successor), respectively.

In connection with the Company’s initial public offering, the Holding Company forgave $651.0 million of promissory notes as satisfaction of its capital commitment to the Company. Refer to Note 2 “Summary of Significant”, Note 3 “Related Party Transactions”, and Note 15 “Redeemable Non-controlling Interest” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s promissory notes to related party (Bally’s Corporation) transactions consisted of the following:

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30,	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025
Promissory note additions	—	66,942	—	116,914	—
Promissory note payments(1)	—	7,000	—	90,101	—
Average aggregate balance	14,493	662,380	14,493	659,837	675,528
__________________________________
(1)    During the period from February 8 to June 30, 2025 (Successor), the Company used $76.8 million of cash proceeds from its Private Placement to pay down its promissory notes, and $6.3 million of shares were issued in lieu of payment on the promissory notes payable by the Company to the Holding Company.

Subordinated Loans

As of June 30, 2026 (Successor) and December 31, 2025 (Successor) the Company had the following subordinated loans associated with its Class A-1, Class A-2 and Class A-3 Interests (in thousands, except per share data):

Share Class	Initial Loan per Share(1)	Total Subordinated Loans(2)
Class A-1	$24,750	$60,142
Class A-2	$22,500	11,003
Class A-3	$20,000	6,480
		$77,625
__________________________________
(1)    Each subordinated loan issued at annual interest rate of 11%, compounded quarterly, with no maturity date.
(2)    As of June 30, 2026 (Successor) and December 31, 2025 (Successor), total subordinated loans reflects the total original issuance and outstanding principal balance.

During the three and six months ended June 30, 2026 the Company incurred $2.5 million, and $4.8 million, respectively, of interest expense related to the subordinated loans, and incurred $0.3 million and $0.5 million during the three months ended June 30, 2025 and the period from February 8 to June 30, 2025 (Successor), respectively. No interest expense incurred during the period from January 1 to February 7, 2025 (Predecessor). These amounts are reflected within Interest expense, net of amounts capitalized on the Company’s condensed consolidated statements of operations.

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

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

5.    REVENUE RECOGNITION
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, (“ASC 606”) which requires the revenue to be recognized when a performance obligation is satisfied by transferring the control of promised goods or services and is measured at the transaction price or the amount of consideration that the Company expects to receive through satisfaction of the identified performance obligations. For a full description of the Company’s revenue policy, refer to Note 5, “Revenue Recognition” in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The Company generates revenue from three principal sources: (1) gaming, (2) food and beverage, and (3) other.
The following table provides a disaggregation of total revenue:

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025
Gaming	$34,170	$31,083	$64,215	$47,018	$10,353
Non-gaming:
Food and beverage	2,477	2,570	4,771	4,010	868
Other	863	708	1,641	1,129	266
Total non-gaming revenue	3,340	3,278	6,412	5,139	1,134
Total revenue	$37,510	$34,361	$70,627	$52,157	$11,487

Contract Assets and Contract Related Liabilities
The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities. The Company’s receivables related to contracts with customers were $136 thousand and $34 thousand as of June 30, 2026 (Successor) and December 31, 2025 (Successor), respectively.
The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, advance deposits made for goods and services yet to be provided and unpaid wagers. All of the contract liabilities are short-term in nature and are included in Accrued and other current liabilities in the condensed consolidated balance sheet.
Liabilities related to contracts with customers were as follows:

(in thousands)	June 30, 2026 (Successor)	December 31, 2025 (Successor)
Unpaid wagers	$2,730	$1,700
Loyalty programs	251	273
Advanced deposits from customers	49	72
Total	$3,030	$2,045
The Company recognized revenue from loyalty program redemptions amounting to $0.2 million for both the three months ended June 30, 2026 (Successor) and the three months ended June 30, 2025 (Successor). The Company recognized revenue from loyalty program redemptions amount of $0.4 million, $0.3 million, and $0.1 million for the six months ended June 30,

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2026 (Successor), the period from February 8 to June 30, 2025 (Successor) and the period from January 1 to February 7, 2025 (Predecessor), respectively.

6.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets was comprised of the following:

(in thousands)	June 30, 2026 (Successor)	December 31, 2025 (Successor)
Prepaid insurance	$4,611	$4,044
Annual host community impact fees	667	2,667
Prepaid marketing	608	352
Services and license agreements	492	859
Other	163	430
Total prepaid expenses and other current assets	$6,541	$8,352

7.    PROPERTY AND EQUIPMENT
Property and equipment was comprised of the following:

(in thousands)	June 30, 2026 (Successor)	December 31, 2025 (Successor)
Leasehold improvements	$24,724	$24,678
Equipment	24,287	24,131
Furniture and fixtures	398	398
Construction in process	3,206	728
Total property and equipment	52,615	49,935
Less: Accumulated depreciation	(22,973)	(14,661)
Total property and equipment, net	$29,642	$35,274

Depreciation expense related to property and equipment was $4.2 million and $4.1 million for the three months ended June 30, 2026 (Successor) and the three months ended June 30, 2025 (Successor), respectively. Depreciation expense related to property and equipment was $8.3 million, $6.4 million and $2.0 million for the six months ended June 30, 2026 (Successor), period from February 8 to June 30, 2025 (Successor) and the period from January 1 to February 7, 2025 (Predecessor), respectively.

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    GOODWILL AND INTANGIBLE ASSETS
As of June 30, 2026 (Successor) and December 31, 2025 (Successor), the Company has recorded $32.4 million of Goodwill within its Permanent Casino reportable segment.

The Company’s identifiable intangible assets consisted of the following:

(in thousands, except years)	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2026 (Successor)
Gaming license	$295,400	$(22,907)	$272,493
Total intangible assets, net	$295,400	$(22,907)	$272,493

December 31, 2025 (Successor)
Gaming licenses	$295,400	$(14,701)	$280,699
Total intangible assets, net	$295,400	$(14,701)	$280,699
The Company’s amortization expense for the three months ended June 30, 2026 (Successor) and three months ended June 30, 2025 (Successor) was $4.1 million and $4.4 million, respectively. The Company’s amortization expense for the six months ended June 30, 2026 (Successor) and for the period from February 8 to June 30, 2025 (Successor) was $8.2 million and $6.9 million, respectively. Amortization expense for the period from January 1 to February 7, 2025 (Predecessor) was de minimus.
The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of June 30, 2026 (Successor):

(in thousands)
Remaining 2026	$8,205
2027	16,411
2028	16,411
2029	16,411
2030	16,411
Thereafter	198,644
Total	$272,493

9.    ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consisted of the following:

(in thousands)	June 30, 2026 (Successor)	December 31, 2025 (Successor)
Construction	$53,722	$46,109
Gaming liabilities	6,252	3,102
Compensation	2,912	2,447
Property taxes	2,065	2,119
Other	3,232	2,414
Total accrued and other current liabilities	$68,183	$56,191

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.    LEASES

Operating Leases
As of June 30, 2026 (Successor) and December 31, 2025 (Successor), the Company had total operating lease liabilities of $6.7 million and $4.7 million, respectively, and right of use assets of $6.5 million and $4.4 million, respectively.
The Company has a master lease agreement with GLP (the “Chicago MLA”), for the property on which the Company is developing its Permanent Facility. Additionally, the Company has a development agreement with GLP (the “Chicago Development Agreement”) pursuant to which GLP has committed to advance up to $940.0 million (the “GLP Development Advances”) for the payment of hard costs used to construct the Permanent Facility in exchange for increasing the amount of rent payable to GLP under the Chicago MLA.
The Chicago MLA has an initial term of 15 years and includes four, five year options to renew and is subject to annual escalation. Annual rent under the Chicago MLA is $20 million, with additional rent equal to 8.5% of the GLP Development Advances that are granted to the Company. Under the Chicago Development Agreement, as construction occurs, the Company will recognize a construction receivable on the condensed consolidated balance sheets due from the GLP. To the extent costs exceed the amount to be reimbursed by GLP, such costs are considered prepaid rent, which will be added to the associated operating lease right of use asset once the lease commences. As of June 30, 2026 (Successor) and December 31, 2025 (Successor), the prepaid rent balance, classified within Other assets, was $222.7 million and $175.8 million, respectively.
Components of lease expense, included within General and administrative in the condensed consolidated statements of operations, for operating leases were as follows:

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025
Operating lease cost	1,262	6,187	2,481	9,796	2,560
Variable lease cost	7	41	19	61	14
Operating lease expense	1,269	6,228	2,500	9,857	2,574
Short-term lease expense	991	700	1,944	1,352	466
Total operating lease expense	2,260	6,928	4,444	11,209	3,040

Supplemental cash flow and other information related to operating leases is as follows:

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	1,324	6,269	2,577	9,919	2,548
Right of use assets obtained in exchange for operating lease liabilities	—	—	4,384	—	—
GLP Development Advances received	176,085	—	274,034	—	—

	June 30, 2026 (Successor)	December 31, 2025 (Predecessor)
Weighted average remaining lease term	1.4 years	1.1 years
Weighted average discount rate	6.0%	6.0%

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026 (Successor), future minimum lease payments(1) under noncancellable operating leases are as follows:

(in thousands)
Remaining 2026	$2,527
2027	4,384
Total lease payments	6,911
Less: present value discount	(257)
Lease obligations	$6,654
_________________________________
(1) Total lease obligations exclude future minimum lease payments under the Chicago MLA, which has not yet commenced as of June 30, 2026 (Successor).

11.    COMMITMENTS AND CONTINGENCIES
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

Community Host Agreement
As mentioned in Note 1 “General Information”, the Company signed a host community agreement with the City of Chicago (the “HCA”) to spend $1.34 billion on the development of its Permanent Facility, Bally’s Chicago. As of of June 30, 2026 (Successor), approximately $400.0 million of this commitment remains. The Company anticipates that the total development costs attributable to the project will exceed its contractual obligations pursuant to the host community agreement. As certain underlying contracts have yet to be executed, a reasonable estimate of the excess costs cannot be determined as of the date of issuance of these condensed consolidated financial statements.

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
12.    SEGMENT REPORTING

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

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025
Revenue
Temporary Casino	$37,510	$34,361	$70,627	$52,157	$11,487
Permanent Casino	—	—	—	—	—
Total revenue	$37,510	$34,361	$70,627	$52,157	$11,487

Permanent Casino loss from operations	$(8,975)	$(11,220)	$(15,506)	$(17,026)	$(3,536)

Temporary Casino adjusted EBITDAR(1)	$3,320	$1,615	$4,772	$3,249	$(917)

Reconciliation of segment performance measures to net loss:
Temporary Casino operating costs and expenses:
Depreciation and amortization	(4,158)	(4,045)	(8,310)	(6,365)	(1,976)
Management fees to Bally's Corporation	(15,000)	(15,000)	(30,000)	(23,871)	(6,129)
Other expenses
Total other expense, net(2)	(2,942)	248	(5,679)	—	—
Other adjustments	(1,043)	(1,302)	(1,949)	(1,671)	(314)
Loss before provision for income taxes	(28,798)	(29,704)	(56,672)	(45,684)	(12,872)
Benefit for income taxes	(112)	—	(294)	—	—
Net loss	$(28,686)	$(29,704)	$(56,378)	$(45,684)	$(12,872)
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

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth significant segment expenses and other segment items by reportable segment (in thousands):

	Successor				Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025
Temporary Casino
Revenue	$37,510	$34,361	$70,627	$52,157	$11,487
Less: Segment expenses
Marketing costs	2,659	3,388	4,620	4,581	1,390
Gaming tax	10,434	9,502	19,586	14,370	3,271
Compensation	12,145	12,087	24,551	17,435	4,482
Casino property costs	6,011	3,989	10,558	5,738	590
General and administrative	2,578	2,400	5,379	4,391	770
Other segment items (1)	363	1,380	1,162	2,393	1,901
Temporary Casino EBITDAR	$3,320	$1,615	$4,772	$3,249	$(917)

Permanent Casino
Revenue	$—	$—	$—	$—	$—
Less: segment expenses
Expansion costs	4,872	1,772	7,301	2,237	1,348
Rent expense	—	4,996	—	7,815	2,179
Amortization of gaming license	4,103	4,452	8,206	6,974	9
Permanent Casino Loss from Operations	$(8,975)	$(11,220)	$(15,506)	$(17,026)	$(3,536)
__________________________________
(1)    Other segment items includes Gaming and non-gaming expenses and certain other immaterial costs and allocations.

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025
Capital Expenditures
Temporary Casino	$138	$973	$810	$1,026	$—
Permanent Casino	—	33,543	—	56,431	10,969
Total	$138	$34,516	$810	$57,457	$10,969

(in thousands)	June 30, 2026 (Successor)	December 31, 2025 (Successor)
Total assets
Temporary Casino	$49,411	$61,009
Permanent Casino	625,774	559,331
Other(1)	1,531	423
Total	$676,716	$620,763
__________________________________
(1)    Other includes certain unallocated Corporate assets

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. REDEEMABLE NON-CONTROLLING INTEREST

In conjunction with the Company’s reorganization in the first quarter of 2025, the Holding Company acquired 30,000 of the total issued and outstanding 33,326 LLC interests in the Operating Company, representing an initial 90% economic interest in the Operating Company. Pursuant to its limited liability company agreement with the Operating Company (the “LLC Agreement”), as amended and restated on March 10, 2025, upon a change in control event, the Company, as the sole managing member, may redeem all or a portion of the LLC interests along with an equal number of Class B interests in exchange for either (a) shares of Class A Interests in the Company; or, (b) at the election of the Company, an approximately equivalent amount of cash as determined pursuant to the terms of the LLC Agreement. In connection with such redemption, a corresponding number of shares of Class B interests held by the Holding Company will be cancelled. The cash redemption election is not considered to be within the control of the Company because the holders of Class B interests, the Holding Company, control the Company through direct representation on the Board of Directors.

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

The redemption of the non-controlling interest is tied to the occurrence of a contingent event, which is not considered probable as of June 30, 2026 (Successor), and as such, the redeemable non-controlling interests have not been subsequently remeasured.

Activity within redeemable non-controlling interest consisted of the following (in thousands):

Balance at December 31, 2025 (Successor)	$511,767
Net loss	(19,873)
Balance at March 31, 2026 (Successor)	$491,894
Net loss	(20,297)
Balance at June 30, 2026 (Successor)	$471,597

Balance at February 8, 2025 (Successor)	$—
Reorganization and Private Placement	750,000
Net loss	(5,613)
Balance at March 31, 2025 (Successor)	$744,387
Net loss	(25,944)
Balance at June 30, 2025 (Successor)	$718,443
__________________________________
There was no redeemable non-controlling interest as of December 31, 2024 (Predecessor), and there was no net loss attributable to redeemable non-controlling interest for the period from January 1 to February 7, 2025 (Predecessor).

BALLY’S CHICAGO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.    SUBSEQUENT EVENTS

Changes to Authorized Shares

On July 10, 2026, in connection with the Company’s consummation of a private offering (the “2026 Private Placement”), the Company amended its Certificate of Incorporation to authorize the issuance of up to an additional 33 shares of Class A Interests in the Company and to establish Class A-5 and Class A-6. As of July 10, 2026, the total number of shares of all classes of stock the Company is authorized to issue consists of the following:

Share Class	Shares Authorized(1)
Class A-1	3,000
Class A-2	500
Class A-3	500
Class A-4	8,500
Class A-5	2
Class A-6	31
Class B	30,000
__________________________________
(1)    All Class A Interests and Class B Interests have a par value of $0.001 per share. Each Class A and Class B Interest entitles its holder to one vote per share, Class B Interests have no economic interest in the Company and may only be held by the Holding Company.
Issuance of Class A Interests

On July 10, 2026, the Company sold a total of 63 Class A Interests to certain accredited investors for an aggregate purchase price of $1.03 million, consisting of the following share classes and price per share:

Share Class	Number of Shares	Price Per Share
Class A-4	30	$25,000
Class A-5	2	$12,500
Class A-6	31	$8,333

The Company also sold an additional 100 shares of Class A-4 Interests to the Holding Company at a purchase price of $25 thousand per share, for total cash consideration of $2.5 million.

In connection with the issuance of these shares, the Company amended and restated its subordinated loan agreement with the Holding Company, pursuant to which the Holding Company made additional subordinated term loans to the Company totaling $0.5 million at an annual interest rate of 11%, compounded quarterly, with no maturity date. Additionally, the agreement modified the terms of the existing subordinated loans to align with those of the new loans.

On July 10, 2026, the Holding Company entered into an LLC interests subscription agreement with the Operating Company, purchasing 100 additional LLC interests of the Operating Company for total purchase price of $2.5 million, bringing the Holding Company’s economic interest in the Operating Company to 81%.

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

Operating Structure

Our business is organized into two reportable segments: (i) Temporary Casino and (ii) Permanent Casino. The ‘‘Other adjustments” include certain unallocated corporate operating expenses and other adjustments to reconcile to the Company’s consolidated results including, among other expenses, compensation for certain executives and other transaction costs. Refer to Note 12 “Segment Reporting” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our segment reporting structure.

Key Performance Indicators

The key performance indicators used in managing our business is Income (loss) from operations for our Permanent Casino reportable segment and Adjusted EBITDAR for our Temporary Casino reportable segment. Temporary Casino Adjusted EBITDAR is a measure of the Company’s segment profitability disclosed in accordance with the requirements of ASC 280, Segment Reporting, and is our reportable segment GAAP measure. Temporary Casino Adjusted EBITDAR is defined as earnings, or loss, for the Temporary Casino before interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, expansion costs, management fees to Bally’s Corporation, rent expense from triple net operating leases, and certain other gains or losses. Refer to Note 12 “Segment Reporting” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Second Quarter 2026 Results of Operations
Our operating results for the three and six months ended June 30, 2026 (Successor), the period from February 8 to June 30, 2025 (Successor), and the period from January 1 to February 7, 2025 (Predecessor) are not indicative of future operating results because we have dedicated the first several years of our corporate existence to the design, development and construction of our Permanent Facility in Chicago.
Segment Performance
The following table presents, for the periods indicated, certain revenue and income items:

	Successor				Predecessor
(in millions)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025
Total Revenue	$37.5	$34.4	$70.6	$52.2	$11.5
Loss from operations	(25.9)	(30.0)	(51.0)	(45.7)	(12.9)
Net loss	(28.7)	(29.7)	(56.4)	(45.7)	(12.9)
The following table presents, for the periods indicated, condensed consolidated statements of operations data:

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025
Revenue:
Gaming revenue
Temporary Casino	$34,170	$31,083	$64,215	$47,018	$10,353
Permanent Casino	—	—	—	—	—
	34,170	31,083	64,215	47,018	10,353
Non-gaming revenue
Temporary Casino	3,340	3,278	6,412	5,139	1,134
Permanent Casino	—	—	—	—	—
	3,340	3,278	6,412	5,139	1,134
Total revenue	$37,510	$34,361	$70,627	$52,157	$11,487

Operating costs and expenses:
Gaming expenses
Temporary Casino	$17,587	$17,646	$34,204	$25,803	$6,039
Permanent Casino	—	—	—	—	—
	17,587	17,646	34,204	25,803	6,039
Non-gaming expenses
Temporary Casino	3,015	3,453	6,346	4,915	1,260
Permanent Casino	—	—	—	—	—
	3,015	3,453	6,346	4,915	1,260
Total gaming and non-gaming expenses	$20,602	$21,099	$40,550	$30,718	$7,299
General and administrative
Temporary Casino	13,588	11,647	25,305	18,190	5,105
Permanent Casino	4,872	6,768	7,300	10,052	3,527
Other	1,043	1,302	1,949	1,671	314
Total general and administrative	$19,503	$19,717	$34,554	$29,913	$8,946

Revenue
Total revenue for the three months ended June 30, 2026 (Successor) increased by $3.15 million compared to the three months ended June 30, 2025 (Successor). For the six months ended June 30, 2026 (Successor), total revenue increased by $6.98 million compared to the period from February 8 to June 30, 2025 (Successor) and period from January 1 to February 7, 2025 (Predecessor). The increase in both periods was primarily attributable to higher gaming revenues at the Temporary Casino. Once our Permanent Facility is operational, we expect our revenues will be primarily generated by gaming and entertainment offerings, with remaining revenues from other non-gaming operations, including food and beverage, and other.
Gaming and non-gaming expenses
Gaming and non-gaming expenses increased for both the three months ended June 30, 2026 (Successor) compared to the three months ended June 30, 2025 (Successor) and the six months ended June 30, 2026 (Successor) compared to the period from February 8 to June 30, 2025 (Successor) and period from January 1 to February 7, 2025 (Predecessor). The increases were relative to increased gaming revenues generated by our Temporary Casino.

General and administrative
General and administrative expenses decreased by $0.21 million for the three months ended June 30, 2026 (Successor) compared to the three months ended June 30, 2025 (Successor), and decreased by $4.31 million for the six months ended June 30, 2026 (Successor) compared to the period from February 8 to June 30, 2025 (Successor) and period from January 1 to February 7, 2025 (Predecessor). These decreases were primarily driven by a change in the accounting treatment of lease costs related to the Permanent Casino project following the execution of the Chicago MLA in the third quarter of 2025, coupled with a decrease in non-capitalizable costs associated with the Company’s 2025 equity offerings.
Depreciation and amortization
Depreciation and amortization expense for the three months ended June 30, 2026 (Successor) compared to the three months ended June 30, 2025 (Successor) decreased by $0.24 million, and the six months ended June 30, 2026 (Successor) compared to the period from February 8 to June 30, 2025 (Successor) and period from January 1 to February 7, 2025 (Predecessor) increased by $1.19 million. The decrease during the quarter reflects normal fluctuations in depreciation and amortization expense. The year-over-year increase was primarily reflects the amortization of the Company’s gaming license, which commenced during the Successor period beginning February 8, 2025. In connection with the Merger, the gaming license was determined to be a finite‑lived intangible asset with an estimated useful life of 18 years.
Other income (expense), net
The change in total other income (expense), net, when comparing the three months ended June 30, 2026 (Successor) to the three months ended June 30, 2025 (Successor) and the six months ended June 30, 2026 (Successor) to the period from February 8 to June 30, 2025 (Successor) and period from January 1 to February 7, 2025 (Predecessor) are both directly attributable to the interest expense related to the subordinated loans and promissory notes issued in connection with the Company’s initial public offering and private placements in 2025.

Benefit for income taxes
There Company recorded an income tax benefit of $0.1 million during the three months ended June 30, 2026 (Successor) and $0.3 million during the six months ended June 30, 2026 (Successor), reflecting a discrete benefit for the reduction in its valuation allowance in the period. No income tax provision or benefit was recorded during the three months ended June 30, 2025 (Successor), the period from February 8 to June 30, 2025 (Successor) and the period from January 1 to February 7, 2025 (Predecessor), due to the Company’s establishment of a full valuation allowance against its net deferred tax asset position.

KEY PERFORMANCE INDICATORS

Temporary Casino adjusted EBITDAR increased $1.71 million for the three months ended June 30, 2026 (Successor) compared to the three months ended June 30, 2025 (Successor), and increased by $2.44 million in the six months ended June 30, 2026 (Successor) compared to the period from February 8 to June 30, 2025 (Successor) and period from January 1 to February 7, 2025 (Predecessor). Increases in both comparative periods primarily reflect higher gaming revenues generated in the current-year period.

Permanent Casino loss from operations decreased for both the three months ended June 30, 2026 (Successor) compared to the three months ended June 30, 2025 (Successor), and in the six months ended June 30, 2026 (Successor) compared to period from February 8 to June 30, 2025 (Successor) and period from January 1 to February 7, 2025 (Predecessor). The decrease in loss from operations primarily reflects a change in the accounting treatment of lease costs related to the Permanent Casino project following the execution of the Chicago MLA in the third quarter of 2025, coupled with lower non-capitalizable costs associated with the Company’s 2025 equity offerings.

The following table sets forth the measures of segment performance for the Company’s two reportable segments, reconciled to total net loss on a consolidated basis. The Other adjustments category is included in the following table in order to reconcile the segment information to the Company’s unaudited condensed consolidated financial statements.

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025
Revenue
Temporary Casino	$37,510	$34,361	$70,627	$52,157	$11,487
Permanent Casino	—	—	—	—	—
Total revenue	$37,510	$34,361	$70,627	$52,157	$11,487

Permanent Casino loss from operations	$(8,975)	$(11,220)	$(15,506)	$(17,026)	$(3,536)

Temporary Casino adjusted EBITDAR(1)	$3,320	$1,615	$4,772	$3,249	$(917)

Reconciliation of segment performance measures to net loss:
Temporary Casino operating costs and expenses:
Depreciation and amortization	(4,158)	(4,045)	(8,310)	(6,365)	(1,976)
Management fees to Bally's Corporation	(15,000)	(15,000)	(30,000)	(23,871)	(6,129)
Total Temporary Casino operating costs and expenses	(15,838)	(17,430)	(33,538)	(26,987)	(9,022)
Other expenses
Total other expense, net(2)	(2,942)	248	(5,679)	—	—
Other adjustments	(1,043)	(1,302)	(1,949)	(1,671)	(314)
Loss before provision for income taxes	(28,798)	(29,704)	(56,672)	(45,684)	(12,872)
(Provision) benefit for income taxes	(112)	—	(294)	—	—
Net loss	$(28,686)	$(29,704)	$(56,378)	$(45,684)	$(12,872)
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

Liquidity and Capital Resources

Cash Flows Summary

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2026	Period from February 8 to June 30, 2025	Period from January 1 to February 7, 2025
Net cash used in operating activities	$(101,966)	$(31,612)	$(6,136)
Net cash used in investing activities	(810)	(57,457)	(10,969)
Net cash provided by financing activities	98,120	83,912	21,170
Net change in cash	(4,656)	(5,157)	4,065
Cash, beginning of period	12,009	18,584	14,519
Cash, end of period	$7,353	$13,427	$18,584

Operating Activities

Net cash used in operating activities was $102.0 million for the six months ended June 30, 2026 (Successor), $31.6 million for the period from February 8 to June 30, 2025 (Successor), and $6.1 million for the period from January 1 to February 7, 2025 (Predecessor). All periods presented were impacted by net loss positions and changes in working capital associated with the Company’s expansion. Cash used in operating activities for the six months ended June 30, 2026 was driven by an increase in the construction receivable due from GLP, described below.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 (Successor) was $0.8 million driven by capital expenditures at our temporary casino. Accounting treatment of capital spending changed in 2026 as compared to the prior periods resulting from the GLP reimbursement arrangement, described below. For the period from February 8 to June 30, 2025 (successor) and the period from January 1 to February 7, 2025 (Predecessor) of $57.5 million and $11.0 million, respectively, capital expenditures were mainly related to our Permanent Facility.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 (Successor) was $98.1 million and net cash provided by financing activities for the period from February 8 to June 30, 2025 (Successor) and the period from January 1 to February 7, 2025 (Predecessor) were $83.9 million and $21.2 million, respectively. Cash provided by financing activities during the periods presented is primarily attributable to the financing provided by Bally’s Corporation, combined with the Private Placement proceeds during the Successor period from February 8 to June 30, 2025.

Contractual Obligations and Commitments

Host Community Agreement

On June 9, 2022, Bally’s Chicago Operating Company, LLC (the “Operating Company”) signed a host community agreement (the “HCA”) with the City of Chicago to develop a destination casino resort (the “Permanent Facility”), with the exclusive right to operate a temporary casino (the “Temporary Facility”), while the Permanent Facility is constructed. The HCA establishes a minimum capital investment of $1.34 billion on the design, construction and equipping of our Temporary Facility and our Permanent Facility. As of June 30, 2026 (Successor), approximately $400.0 million of this commitment remains. The Company anticipates that the total development costs attributable to the project will exceed its contractual obligations pursuant to the host community agreement. As certain underlying contracts have yet to be executed, a reasonable estimate of the excess costs cannot be determined as of the date of issuance of these condensed consolidated financial statements.

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

As of June 30, 2026, the Company has received a total of $20.0 million of Bally’s Chicago Construction Investments under the aforementioned hospitality services agreement. These amounts are recorded in “Other long-term liabilities” and will be amortized as a reduction of Non-gaming expense over the contract term upon commencement of operations at the Permanent Facility. Upon commencement of the management services, the Company will pay a management fee and a share of net receipts to the providers, as applicable, which will be recognized as Non-gaming expense as incurred.

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

The Chicago MLA has an initial term of 15 years and includes four, five year options to renew and is subject to annual escalation. Annual rent under the Chicago MLA is $20.0 million, with additional rent equal to 8.5% of the GLP Development Advances that are granted to the Company. Under the Chicago Development Agreement, as construction occurs, the Company will recognize a construction receivable on the condensed consolidated balance sheets due from the GLP. To the extent costs exceed the amount to be reimbursed by GLP, such costs are considered prepaid rent, which will be added to the associated operating lease right of use asset once the lease commences. As of June 30, 2026 (Successor) and December 31, 2025 (Successor), the prepaid rent balance was $222.7 million and $175.8 million, respectively classified within Other assets.

Support of Bally’s Corporation

The Company is dependent on the continued support of Bally’s and have obtained a letter of support whereby Bally’s Corporation has committed to fund all of the Company’s operating, investing, and financing activities through at least December 31, 2027. However, to alleviate substantial doubt about the Company’s ability to continue as a going concern, Bally’s Corporation is pursuing a number of financing alternatives intended to enhance its liquidity, including asset monetization, an equity sale, and debt financing. These plans have not been finalized, are subject to market conditions and the actions of third parties, and are not within the Company’s or Bally’s Corporation’s control, and there can be no assurance that the plans will be successfully implemented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and participation of its President and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s President and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
The Company is in the process of designing and implementing internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) following the completion of its initial public offering. During the quarter ended June 30, 2026, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors
Our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, have undergone no material changes, except for the addition described below.
We are dependent on Bally’s Corporation for Support.
Bally’s Corporation has committed to fund our operating, investing and financing activities through at least December 31, 2027; however, its plans to enhance liquidity, including through asset monetization, an equity sale and debt financing, have not been finalized and are subject to market conditions and third-party actions. There can be no assurance that these plans will be successfully implemented or that Bally’s Corporation will be able to provide the funding we require. Accordingly, substantial doubt exists about our ability to continue as a going concern, which could have a material adverse effect on our business, financial condition and results of operations.

Item 5. Other Information
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the in interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Chicago, Inc.’s Quarterly report on Form 10-Q for the Quarter ended June 30, 2026, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

Signatures

Pursuant tot he requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2026.

BALLY’S CHICAGO, INC.

By:	/s/ CHERYL R. ASH
Cheryl R. Ash
Chief Financial Officer
(Principal Financial and Accounting Officer)